Form 10QSB
period 1999-12-31
BECK & CO
filed 2000-02-16
CIK 1061688

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-26607

                           BECK & CO.
(Exact name of small business issuer as specified in its charter)

            Nevada                          88-0390828
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

           1273 West Glengyle Court, Murray, UT 84123
            (Address of principal executive offices)

                         (801) 270-5867
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,521,750 shares of common stock.

                           FORM 10-QSB
                           BECK & CO.

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - December 31, 1999 and
          June 30, 1999                                   3

          Statements of Operations - Three Months
          Ended December 31, 1999 and 1998                4

          Statements of Operations - Six Months
          Ended December 31, 1999 and 1998, and
          Inception to December 31, 1999                  5

          Statements of Cash Flows - Three and  Six
          Months
          Ended December 31, 1999 and 1998,               6
          and Inception to December 31, 1999

          Notes     to    Consolidated    Financial       7
          Statements
          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of       8
          Operations

PART II.  Other Information                               9

Signatures                                                8

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                           BECK & CO.
                  (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                    December 31,     June 30,
                                                       1999            1999
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $    5,647      $   10,191
 Inventory                                               4,465           2,277

  Total Current Assets                                  10,112          12,468

FIXED ASSETS

 Furniture and equipment - net                           5,243           2,327

  Total Fixed Assets                                     5,243           2,327

  TOTAL ASSETS                                      $   15,355      $   14,795

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable - related party                    $   1,746          $1,746
 Allowance for bad debt and returns                      3,393           1,951
 Note payable - related party                            2,500           2,500
 Accrued interest - related party                          187              62
 Accrued salaries/office                                18,600               -

  Total Current Liabilities                              26,425          6,259

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 5,000,000 shares
 authorized; -0- shares issued and outstanding                -              -
Common stock, $0.001 par value: 20,000,000 shares
 authorized; 1,521,750 shares issued and outstanding      1,522          1,522
 Additional paid-in capital                               66,678        66,678
 Deficit accumulated during the development stage        (79,270)      (59,664)

  Total Stockholders' Equity (Deficit)                   (11,070)        8,536

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                         $   15,355     $  14,795

  The accompanying notes are an integral part of these financial statements

                           BECK & CO.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                         For the
                                                   Three Months Ended
                                                        December 31,
                                                  1999                1998

NET SALES                                      $  16,691          $   5,227

COST OF SALES                                     12,187              3,708

GROSS PROFIT                                       4,504              1,519

EXPENSES

 General and administrative                        2,581              4,093
 Bad debt and return expense                       1,136                  -
 Depreciation expense                                194                  -
 Officer's salary                                  9,000              9,000

  Total Expenses                                  12,911             13,093

OTHER (EXPENSES)

 Interest expense                                    (62)                 -

  Total Other (Expenses)                             (62)                 -

NET LOSS                                       $  (8,469)         $ (11,574)

BASIC (LOSS) PER SHARE                         $   (0.01)         $   (0.01)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           1,521,750          1,507,000

    The accompanying notes are an integral part of these financial statements

                           BECK & CO.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                       From
                                                                  Inception on
                                                   For the          April 14,
                                              Six Months Ended    1998 Through
                                                 December 31,      December 31,
                                            1999            1998        1999

NET SALES                               $   23,269      $   6,383    $  61,743

COST OF SALES                               16,923          4,502       49,471

GROSS PROFIT                                 6,346          1,881       12,272

EXPENSES

 General and administrative                  6,033          9,905       25,916
 Bad debt and return expense                 1,442              -        3,393
 Depreciation expense                          352              -          546
 Officer's salary                           18,000         18,000       61,500

  Total Expenses                            25,827         27,905       91,355

OTHER (EXPENSES)

 Interest expense                             (125)            -          (187)

  Total Other (Expenses)                      (125)            -          (187)

NET LOSS                                 $ (19,606)    $ (26,024)    $ (79,270)

BASIC (LOSS) PER SHARE                   $   (0.01)    $   (0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     1,521,75      1,507,000

  The accompanying notes are an integral part of these financial statements.

                           BECK & CO.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                             From
                                                                         Inception on
                                                       For the             April 14,
                                                   Six Months Ended      1998 Through
                                                      December 31,       December 31,
                                                   1999         1998         1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net (loss)                                       $ (19,606)   $ (26,024)   $ (79,270)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Common stock issued for services                        -       18,600       45,950
  Increase allowance for bad debt and
    returns                                           1,442            -        3,393
  Depreciation expense                                  352            -          546
  Increase in accounts payable and accrued
    expenses                                         18,724        1,144       23,032
  (Increase) in inventories                          (2,188)        (508)      (4,465)

   Net Cash (Used) Provided by Operating
    Activities                                       (1,276)      (6,788)     (10,814)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Furniture and equipment                             (3,268)           -       (5,789)

   Net Cash Used by Investing Activities             (3,268)           -       (5,789)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Common stock issued for cash                             -            -       22,250

   Net Cash Provided by Financing
    Activities                                            -             -      22,250

NET INCREASE (DECREASE) IN CASH                      (4,192)       (6,788)      6,193

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 10,191         9,525           -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $    5,647     $   2,737     $ 5,647

CASH PAID DURING THE YEAR FOR:

 Interest                                        $        -     $       -     $     -
 Income taxes                                    $        -     $       -     $     -

  The accompanying notes are an integral part of these financial statements.

                           BECK & CO.
                  (A Development Stage Company)
                Notes to the Financial Statements
          December 31, 1999 and 1998 and June 30, 1999


NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -                      GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's President has, therefore, committed to meeting its minimal operating expenses for a period of at least 12 months.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six-Month Periods Ended December 31, 1999 and 1998.

The Company had net sales of $23,269 and $6,383 in the six months ended  December 31, 1999 and 1998, respectively.  Cost  of  Sales was  $16,923 during the six-month period ended December 31,  1999 and $4,502 for the six months ended December 31, 1998.

Operating expenses in the six months ended December 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, advertising, salaries, and accounting and auditing costs. These expenses were $25,827 for the six months ended December 31, 1999 and $27,905 for the six months ended December 31, 1998.

As a result of the foregoing factors, the Company realized a net loss of $19,606 for the six months ended December 31, 1999, and a net loss of $26,024 for the six months ended December 31, 1998. Management expects losses will continue unless and until the Company's Internet site generates sufficient additional sales to offset operating expenses.

Liquidity and Capital Resources

At December 31, 1999, the Company had a working capital deficit of $16,313 as compared to working capital of $6,209 at June 30, 1999. The working capital deficit resulted primarily from accrued salaries payable to the Company's president, Larry Beck, which he has elected to defer until such time as the Company has sufficient cash flow from operations to pay the salaries and cover other expenses of operation. The Company intends to apply its available capital to paying administrative costs and marketing the Company's jewelry products through its website. Since the president of the Company has agreed to defer payment of his salary until such time as cash flow can cover the salary and operating expenses, the Company estimates that its available capital funds generated from product sales will cover the Company's operating expenses for the remainder of the fiscal year ending June 30, 2000, after which the Company intends to rely on revenue generated from sale of its jewelry products to fund operations, including the Company's plan to establish retail locations in rural communities. It is estimated, that the minimum operating expenses are approximately $1,000 per month, which include the cost of an Internet service provider, web development, telephone, fax, postage, printing, packaging, legal and minimal marketing. If the Company is unable to generate sufficient revenue to support and expand its operations, it may need to seek debt or equity financing. The Company has not identified any potential sources of debt or equity financing and can not predict whether any such financing will be available to the Company should it be needed on terms acceptable to the Company. In addition, the Company's President and majority shareholder, Larry Beck, has expressed a desire to utilize personal resources to fund operations. However, there is no contractual obligation to do so.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the six-month period ended December 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BECK & CO.


Date:  February 10, 2000           By:  /s/ Larry L. Beck, President