Form 10QSB
period 2000-03-31
BECK & CO
filed 2000-05-19
CIK 1061688

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______.

                   Commission File No. 000-26607

                                 BECK & CO.
    -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 Nevada                           88-0390828
     ---------------------------------      ---------------------
      (State or Other Jurisdiction of           (IRS Employer
      Incorporation or Organization)         Identification No.)

                1273 West Glengyle Court, Murray, UT 84123
               --------------------------------------------
                 (Address of principal executive offices)

                              (801) 270-5867
                      -----------------------------
                       (Issuer's telephone number)

                              Not Applicable
  ----------------------------------------------------------------------
   (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2000, 15,217,500 shares of common stock where issued and outstanding.

                                FORM 10-QSB
                                 BECK & CO.


                              TABLE OF CONTENTS


                                   PART I


ITEM 1.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . 3

          Financial Statements

         Independent Accountants' Review Report . . . . . . . . . . . . . 5

          Balance Sheets - March 31, 2000 (Unaudited) and
          June 30, 1999 (Audited) . . . . . . . . . . . . . . . . . . . . 6

          Statements of Operations - Three Months Ended
          March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . 7

          Statements of Operations - Nine Months Ended March 31, 2000
          and 1999, and Inception through March 31, 2000. . . . . . . . . 8

          Statement of Stockholders' Equity - From Inception through
          March 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . 9

          Statements of Cash Flows - Nine Months Ended March 31, 2000
          and 1999, and Inception through March 31, 2000. . . . . . . . .10

          Notes to the Financial Statements - March 31, 2000 and 1999 . .11


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .12



                                   PART II

ITEM 5.   OTHER INFORMATION . . . . . . . .. . . . .  . . . . . . . . . .14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . .  . . . . . . . . . .14


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                    PART I


---------------------------------------------------------------------------
Item 1.   FINANCIAL INFORMATION
---------------------------------------------------------------------------

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








                  [THIS SPACE WAS INTENTIONALLY LEFT BLANK]

                                  BECK & CO.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                           March 31, 2000 and 1999





















                  [THIS SPACE WAS INTENTIONALLY LEFT BLANK]

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Beck & Co.
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Beck & Co. as of March 31, 2000 and the related statements of operations stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsibility for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Beck & Co. as of June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 22, 1999, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000

                                BECK & CO.
                      (A Development Stage Company)
                              Balance Sheets

                                           March 31,          June 30,
                                             2000               1999
                                          (Unaudited)        (Audited)
                                          -----------       -----------
                                ASSETS
CURRENT ASSETS
   Cash                                   $     3,422       $    10,191
   Inventory                                    5,651             2,277
                                          -----------       -----------
   Total Current Assets                         9,073            12,468
                                          -----------       -----------
FIXED ASSETS
   Furniture and equipment - net               11,316             2,327
                                          -----------       -----------
   Total Fixed Assets                          11,316             2,327
                                          -----------       -----------
   TOTAL ASSETS                           $    20,389       $    14,795
                                          ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - related party       $        -        $     1,746
   Allowance for bad debt and returns           4,592             1,951
   Note payable - related party                10,746                -
   Note payable - other                         2,500             2,500
   Accrued interest - related party                90                -
   Accrued interest - other                       250                62
   Accrued salaries/office                     27,900                -
                                          -----------       -----------
   Total Current Liabilities              $    46,078       $     6,259

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value:
  5,000,000 shares authorized; -0-
  and -0- shares issued and
  outstanding, respectively                        -                 -

  Common stock, $0.001 par value:
  200,000,000 and 20,000,000 shares
  authorized March 31, 2000 and
  June 30, 1998 respectively;
  15,217,500 and 1,521,750 shares
  issued and outstanding                       15,218             1,522
   Additional paid-in capital                  52,982            66,678
   Deficit accumulated during the
   development stage                          (93,889)          (59,664)
                                          -----------       -----------
   Total Stockholders' Equity (Deficit)   $   (25,689)      $     8,536

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                          $    20,389       $    14,795
                                          ===========       ===========

                                BECK & CO.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)


                                           For the
                                      Three Months Ended
                                           March 31,
                                       2000          1999
                                    ----------    ----------

   NET SALES                        $  23,988     $     185

   COST OF SALES                       20,028           124
                                    ----------    ----------
   GROSS PROFIT                         3,960            61

EXPENSES

    General and administrative         8,610          1,519
    Bad debt and return expense        1,200             -
    Depreciation expense                 435             -
    Officer's salary                   9,000          9,000
                                    ----------    ----------
    Total Expenses                    19,245         10,519

OTHER EXPENSES

    Interest expense                     152             -
    Total Other Expenses                 152             -
                                    ----------    ----------
   TOTAL EXPENSES                   $ (19,397)    $ (10,519)
                                    ----------    ----------
   NET LOSS                         $ (15,437)    $ (10,458)
                                    ==========    ==========
   BASIC (LOSS) PER SHARE$          $   (0.00)    $   (0.00)
                                    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  15,217,500     1,507,000

                                BECK & CO.
                      (A Development Stage Company)
                        Statements of Operations
                                (Unaudited)


                                                                 From
                                                             Inception on
                                           For the             April 14,
                                      Nine Months Ended      1998 Through
                                          March 31,            March 31,
                                      2000         1999          2000
                                   ----------   ----------   ------------



   NET SALES                       $   48,075   $    6,568   $     86,549

   COST OF SALES                       36,952        4,626         69,500
                                   ----------   ----------   ------------
   GROSS PROFIT                        11,123        1,942         17,049

EXPENSES

    General and administrative         14,643       11,424         25,916
    Bad debt and return expense         2,642           -           4,592
    Depreciation expense                  787           -             981
    Officer's salary                   27,000       27,000         70,500
                                   ----------   ----------   ------------
    Total Expenses                     45,072       38,424        110,599

OTHER EXPENSES

    Interest expense                      277           -             339

    Total Other Expenses                  277           -             339
                                   ----------   ----------   ------------
TOTAL EXPENSES                     $  (45,349)  $  (38,424)  $   (110,938)
                                   ----------   ----------   ------------
NET LOSS                           $  (34,225)  $  (36,482)  $    (93,889)
                                   ==========   ==========   ============
BASIC (LOSS) PER SHARE             $    (0.01)  $    (0.02)
                                   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING            15,217,500    1,507,000

                                BECK & CO.
                      (A Development Stage Company)
                    Statements of Stockholders' Equity
          From Inception on April 14, 1998 Through March 31, 2000


                                                                                            Deficit
                                                                                          Accumulated
                                                              Additional                   During the
                                      Common Stock             Paid-In     Subscription   Development
                                  Shares         Amount        Capital      Receivable       Stage
                               ------------   ------------   ------------  ------------   ------------
Balance at inception on
 April 14, 1998                        -      $       -      $       -      $      -      $       -


Issuance of common stock
 for services at $0.045
 per share                       1,000,000          1,000         44,950       (37,200)           -


Issuance of common stock
 for cash at $0.001
 per share                         500,000            500            -             -              -


Issuance of common stock
 for cash at $1.00
 per share                           7,000              7          6,993           -              -


Net loss from inception on
 April 14, 1998 through
 June 30, 1998                         -              -              -             -           (8,332)
                               ------------   ------------   ------------  ------------   ------------
Balance, June 30, 1998           1,507,000          1,507         51,943       (37,200)        (8,332)

Issuance of common stock
 for cash at $1.00
 per share                          14,750             15         14,735           -              -


Receipt of stock subscription          -              -           37,200           -              -

Net loss for the year ended
 June 30, 1999                         -              -              -             -          (51,332)
                               ------------   ------------   ------------  ------------   ------------
Balance, June 30, 1999           1,521,750          1,522         66,678           -          (59,664)

10-for-one forward
stock split
March 31, 2000                  15,065,325         13,696         13,696           -              -

Net loss for the nine
 months ended March 31, 2000
      (unaudited)                      -              -              -             -          (34,225)
                               ------------   ------------   ------------  ------------   ------------
Balance, March 31, 2000
      (unaudited)               15,217,500    $    15,218    $    52,982    $      -      $   (93,889)
                               ============   ============   ============  ============   ============



                                 BECK & CO.
                      (A Development Stage Company)
                        Statements of Cash Flows
                                (Unaudited)


                                                                      From
                                                                  Inception on
                                                For the             April 14,
                                           Nine Months Ended      1998 Through
                                               March 31,            March 31,
                                           2000         1999          2000
                                        ----------   ----------   ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net (loss)                            $ (34,225)   $ (36,482)   $   (93,889)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Common stock issued for services           -        27,900         45,950
    Increase allowance for bad debt
      and returns                           2,641           -           4,592
    Depreciation expense                      787           -             981
    Increase in accounts payable
      and accrued expenses                 37,177        2,758         41,486
    (Increase) in inventories              (3,374)        (525)        (5,651)

  Net Cash (Used) Provided by
     Operating Activities                   3,006       (6,349)        (6,531)

CASH FLOWS FROM INVESTING
ACTIVITIES

  Furniture and equipment                  (9,775)      (1,152)       (12,297)

  Net Cash Used by Investing
     Activities                            (9,775)      (1,152)       (12,297)

CASH FLOWS FROM FINANCING
ACTIVITIES

  Common stock issued for cash                 -        14,750         22,250

  Net Cash Provided by Financing
     Activities                                -        14,750         22,250

NET INCREASE (DECREASE) IN CASH            (6,769)       7,249          3,422

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                        10,191        9,525             -

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                           $   3,422    $  16,774    $     3,422

CASH PAID DURING THE YEAR FOR:

    Interest                            $      -     $      -     $        -
    Income taxes                        $      -     $      -     $        -

                                BECK & CO.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                         March 31, 2000 and 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - ACCOUNTS PAYABLE / NOTES PAYABLE

As of June 30, 1999 the Company owed $1,746 to the Company's President for costs and expenses paid by the Company's President on behalf of the Company. On March 1, 2000 the Company's President loaned an additional $9,000 to the Company. On March 1, 2000 The Company and its President mutually agreed to combine the $1,746 account payable and the $9,000 note payable into a single note payable to the Company's President in the amount of $10,746 due March 31, 2001 and bearing interest at 10% per annum.

In addition, the Company owed $2,500 plus accrued interest to an unrelated party under a $2,500 note payable due March 31, 2000 and bearing interest at 10% per annum.

-----------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

Results of Operations
- --------------------

Three-Month Periods Ended March 31, 2000 and 1999

     The Company had net sales of $23,988 and $185 for the three months ended March 31, 2000 and 1999, respectively. Cost of sales was $20,028 during the three month period ended March 31, 2000 and $124 for the three months ended March 31, 1999. The increase in sales was the result of an increase in sales efforts through advertising, word-of-mouth and the launch of the Company's Internet web site wwww.e-tailjewelry.com. Cost of sales increased due to an increase in products sold.

     Operating expenses in the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, advertising, salaries, depreciation, bad debt & return expenses and accounting and auditing costs. These expenses were $19,245 for the three months ended March 31, 2000 and $10,519 for the three months ended March 31, 1999. The increase in operating expenses was primarily from an increase in accrued bad debt and return expenses and legal and accounting expenses in connection with the Company's registration statement on Form 10-SB with the Securities and Exchange Commission.

     Other expenses in the three months ended March 31, 2000 and 1999, consisted of interest on notes payable. Interest expense was $152 for the three months ended March 31, 2000 and $0 for the three months ended March 31, 1999. The increase in interest expense was due to interest on two notes payable: a) a $2,500 note payable to a third party due March 31, 2000 and bearing interest at 10% per annum, and b) a $10,746 note payable to the Company's President due March 31, 2001 and bearing interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $15,437 for the three months ended March 31, 2000, and a net loss of $10,458 for the three months ended March 31, 1999. Management expects losses will continue unless and until the Company's Internet site generates sufficient additional sales to offset operating expenses.


Nine-Month Periods Ended March 31, 2000 and 1999 and from Inception on April 14, 1998 to March 31, 2000

     The Company had net sales of $48,075, $6,568 and $86,549 for the nine months ended March 31, 2000 and 1999 and from Inception on April 14, 1998 to March 31, 2000, respectively. Cost of sales was $36,952, $4,626 and $65,900 for the nine months ended March 31, 2000 and 1999 and from Inception on April 14, 1998 to March 31, 2000, respectively. The increase in sales was the result of an increase in sales efforts through advertising, word-of-mouth and the launch of the Company's Internet web site wwww.e-tailjewelry.com. Cost of Sales increased due to an increase in products sold.

     Operating expenses in the nine months ended March 31, 2000 and 1999, and from Inception on April 14, 1998 to March 31, 2000 consisted of general corporate administration, legal and professional expenses, advertising, salaries, depreciation, bad debt & return expenses and accounting and auditing costs. These expenses were $45,072, $38,424 and $110,599 for the nine months ended March 31, 2000 and 1999, and from Inception on April 14, 1998 to March 31, 2000 respectively. The increase in operating expenses was primarily from an increase in accrued bad debt and return expenses and legal and accounting expenses in connection with the Company's registration statement on Form 10-SB with the Securities and Exchange Commission.

     Other expenses in the nine months ended March 31, 2000 and 1999, consisted of interest on notes payable. Interest expense was $277 for the nine months ended March 31, 2000 and $0 for the nine months ended March 31, 1999. The increase in interest expense was due to interest on two notes payable: a) a $2,500 note payable to a third party due March 31, 2000 and bearing interest at 10% per annum, and b) a $10,746 note payable to the Company's President due March 31, 2001 and bearing interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $34,225, $36,482 and $93,889 for the nine months ended March 31, 2000 and 1999, and from Inception on April 14, 1998 to March 31, 2000 respectively. Management expects losses will continue unless and until the Company's Internet site generates sufficient additional sales to offset operating expenses.

Liquidity and Capital Resources
- ------------------------------

     At March 31, 2000, the Company had a working capital deficit of $37,009 as compared to working capital of $6,209 at June 30, 1999. The working capital deficit resulted primarily from accrued salaries payable to the Company's president, Larry Beck, which he has elected to defer until such time as the Company has sufficient cash flow from operations to pay the salaries and cover other expenses of operation. The Company intends to apply its available capital to paying administrative costs and marketing the Company's jewelry products through its website. Since the president of the Company has agreed to defer payment of his salary until such time as cash flow can cover the salary and operating expenses, the Company estimates that its available capital funds generated from product sales will cover the Company's operating expenses for the remainder of the fiscal year ending June 30, 2000, after which the Company intends to rely on revenue generated from sale of its jewelry products to fund operations, including the Company's plan to establish retail locations in rural communities. It is estimated, that the minimum operating expenses (not including officer's salary) are approximately $3,000 per month, which include the cost of an Internet service provider, web development, telephone, fax, postage, printing, packaging, legal and minimal marketing. If the Company is unable to generate sufficient revenue to support and expand its operations, it may need to seek debt or equity financing. The Company has not identified any potential sources of debt or equity financing and can not predict whether any such financing will be available to the Company should it be needed on terms acceptable to the Company. In addition, the Company's President and majority shareholder, Larry Beck, has expressed a desire to utilize personal resources to fund operations. However, there is no contractual obligation to do so.

                                   PART II

-----------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
-----------------------------------------------------------------------------

     As of June 30, 1999, the Company owed $1,746 to the Company's President, Larry Beck, for costs and expenses paid by the Company's President on behalf of the Company. On March 1, 2000, the Company's President loaned an additional $9,000 to the Company. On March 1, 2000, the Company and its President mutually agreed to combine the $1,746 account payable and the $9,000 note payable into a single note payable to the Company's President in the amount of $10,746 due March 31, 2001 and bearing interest at 10% per annum.

     On March 29, 2000, the Company's board of directors approved: 1) a 10-for-one forward stock split on the Company's authorized common stock, $0.001 par value; and 2) a 10-for-one forward stock split on the Company's issued and outstanding common stock, $0.001 par value, with any fractional shares rounded up to the nearest whole number ("forward stock split"). The forward stock split became March 31, 2000, the date that the Certificate of Change in number of Authorized Shares of Class and Series of the Company was filed with the Secretary of State, State of Nevada. As a result of the forward stock split, instead of the Company having 20,000,000 shares of common stock authorized and 1,521,750 shares of common stock issued and outstanding, it now has 200,000,000 shares of common stock authorized and 15,217,500 shares of common stock issued and outstanding. Each share of common stock held of record as of the Record Date, March 31, 2000, shall be increased to ten shares of the same class. More information about the forward stock split was filed on Form 8-K which was filed with the Securities and Exchange Commission on April 7, 2000.


-----------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

SEC Ref   Page
No.       No.       Description
-------   ----      -----------

3(i)      *         Certificate of Change in number of Authorized Shares of
                    Class and Series, filed with the Nevada Secretary of State on March 31, 2000.

10        16        Promissory Note dated March 1, 2000 executed by the
                    Company.

27        **        Financial Data Schedule for the nine month period ended
                    March 31, 2000.

* The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on April 7, 2000.

** The Financial Data Schedule for the nine month period ended March 31, 2000 is presented only in the electronic filing of this report with the Securities and Exchange Commission.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.



-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BECK & CO.

                                         /s/  Larry L. Beck
Date: May 18, 2000                     ---------------------------------
                                       By: Larry L. Beck, President