Form 10KSB40
period 2000-06-30
GREENVOLT POWER CORP
filed 2000-10-13
CIK 1061688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended: June 30, 2000
                        Commission File Number: 000-26607

                              GREENVOLT POWER CORP.
                              (formerly Beck & Co.)
                              ---------------------
             (Exact name of registrant as specified in its charter)

NEVADA                                                         88-0390828
--------------------------------                            -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                                4055 DIGBY DRIVE
                        ORILLIA, ONTARIO, CANADA L3V 6H2
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (705) 327-8331
                           --------------------------
                           (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X No

         State issuer's revenues for its most recent fiscal year:  $58,671.00

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ]

         As of September 1, 2000, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the common equity was sold, or the closing price of such common equity as of a specified date within the past 60 days (October 3, 2000); was $19,093,725.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 18,652,740 as of September 1, 2000

         Transitional Small Business Format: YES     NO   X

                               TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business......................................................................................3

Item 2. Description of Property......................................................................................10

Item 3. Legal Proceedings............................................................................................10

Item 4. Submission of Matters to a Vote of Security Holders..........................................................10


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .......................................11

Item 6. Management's Discussion and Analysis or Plan of Operation....................................................13

Item 7. Financial Statements and Supplementary Data .................................................................15

Item 8. Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.........................................................................16



                                    PART III


Item 9. Directors and Executive Officers.............................................................................17

Item 10. Executive Compensation......................................................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management..............................................20

Item 12. Certain Relationships and Related Transactions..............................................................21

Item 13. Exhibits....................................................................................................22

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

I.       INTRODUCTION

         GreenVolt Power corp. (formerly Beck & co.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct-mail and word of mouth advertising. In August 1999, the company established a retail jewelry presence on the Internet located at WWW.E-TAILJEWELRY.COM. Management initially intended to focus its resources on developing a dynamic e-commerce Internet presence marketing fine jewelry and establishing specialty outlets in small rural communities.

         However, on July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt is a development stage company, and is in the process of developing an Alkaline Fuel Cell for commercial and industrial use. In connection with this transaction, management of the Company changed, and the Company has begun to wind down and intends to discontinue operating its retail jewelry business, in order to focus all management attention on GreenVolt's business.

         On September 12, 2000, the corporation changed its name from "Beck & Co." to "GreenVolt Power Corp.", in order to better reflect its intended business.



II.      THE GREENVOLT TRANSACTION

         On July 29, 2000, the Company acquired all of the outstanding Common Shares of GreenVolt, Corp., an Ontario, Canada corporation ("GreenVolt"), in a stock for stock exchange wherein the Company issued 12,435,240 shares of its Common Stock to the existing shareholders of GreenVolt, in exchange for 100% of their GreenVolt shares, making GreenVolt Corp. a wholly-owned subsidiary of GreenVolt Power Corp. (the "Company").

         As a part of the transaction whereby the Company acquired GreenVolt, four existing shareholders of Beck & Co., Messrs. Larry Beck, the then Chief Executive Officer and Sole Director of the Company, Douglas Madden, James Evans and Ms. Valerie King, contributed back to Beck & Co. and canceled for no consideration, a total of 9,600,000 shares of Beck & Co.'s outstanding Common Stock owned by them. In connection with the transaction, investment banking fees were paid to a consultant who assisted in negotiating the deal in the form of the issuance by Beck of 600,000 new restricted shares of Common Stock to the consultant.

         As a result of this transaction, Beck acquired GreenVolt as a wholly-owned subsidiary and the former shareholders of GreenVolt in the aggregate acquired control of Beck. The old shareholders of Beck continued to hold 5,617,500 shares or 30.1% of the Company's outstanding Stock, South Bay Capital, Inc., the consultant involved in the transaction, was issued 600,000 shares, or 3.22% of the Company's Common Stock, the five former shareholders of GreenVolt, Messrs. Thomas Faul, John Munro, George Coventry, Douglas Carr and Ulrich Kretchsmar were issued in the aggregate 12,435,240 shares, representing 66.6% of Beck & Co.'s outstanding Common Stock.

         Effective as of July 29, 2000, the date of the GreenVolt acquisition closing, the pre-existing Directors of the Registrant resigned as officers and directors, and concurrently appointed the following individuals to fill the vacancies and serve on Registrant's Board of Directors:

     Thomas Faul       4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2
     John Munro        4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2

         On the same date, the following persons were appointed as replacement officers to the following offices:

     Thomas Faul       President and Chief Executive Officer
     John Munro        Secretary
     John Munro        Treasurer
     John Munro        Chief Financial Officer


III.     THE BUSINESS OF THE COMPANY

A.  GREENVOLT POWER CORP.

         As a result of its acquisition of GreenVolt Corp. and its winding down of its retail jewelry business, the business of the Company as of September 1, 2000, was the business carried on by its wholly-owned primary subsidiary, GreenVolt Corp. (hereinafter "GreenVolt").

         Because GreenVolt is still in the research and development stage with respect to its fuel cell technology, the following discussion is primarily prospective, and discusses what GreenVolt's management plans to do. There is no assurance that GreenVolt will be successful in developing or commercializing its fuel cell technology, or that it will be able to market and sell its products once and if developed, or be able to sell its products at prices which allow it to recoup its costs and generate a profit.

         There is also no assurance GreenVolt and/or Registrant will be able to locate sufficient capital, or on reasonable terms, which will be required to complete development of the fuel cell, commercialization of the fuel cell, and provide capital for manufacture, marketing and sales. There is no assurance GreenVolt will ultimately prove profitable.

1.  PRIOR HISTORY OF GREENVOLT

         GreenVolt Corp. was incorporated in 1994 as Flint Energy Inc. to develop ecologically improved power generation technology. The initial developments were systems for High Speed Flywheel Energy Storage. The name of the company was changed to Astris Technology Inc. to further develop Alkaline Fuel Cells for home and stationary electrical power generation. The name was recently changed to GreenVolt Corp. to better reflect the Fuel Cell as Green (not being harmful to the environment) and Volt to reflect the electrical power).


2.  FUEL CELLS

         Fuel Cells are electrochemical devices that like batteries generate external electric current from internal chemical reactions. Unlike batteries, fuel cells continue to generate electricity as long as reagent "fuel" is supplied to the electrodes.

         In a hydrogen-oxygen fuel cell, hydrogen gas (electron source) is supplied to the anode and oxygen gas or air (electron sink) is supplied to the cathode of the fuel cell. Electrical contact between the electrodes within the fuel cell is made by an electrolyte medium that conducts the ions formed within the fuel cell during operation. Externally, electrons flow between the electrodes providing usable current.

         The thermodynamic efficiency of electrical power so produced is very high (approximately 80%), compared with internal combustion engine power (approximately 15-30%). Additionally, fuel cells operate quietly and, where hydrogen fuel is used, produce only water and heat as exhaust. Hydrogen fuel is entirely odorless, will not settle into any space should a leak occur (heads straight up into space) and can be stored in combustion and explosion proof vessels. Hydrogen can also be made from water (H20) at the Fuel Cell location by various means, thus eliminating the need to compress it and to store it in pressure vessels. These advantages provide economic and environmental incentives for the commercial development of fuel cells.


3.  THE GREENVOLT FUEL CELLS UNDER DEVELOPMENT

         GreenVolt was formed for the purpose of developing and establishing commercial production of alkaline fuel cell (hereinafter "AFC") module for use in small and medium size power applications (up to 350 kW), both for commercial and industrial applications.

         Given the early stage of fuel cell market development, management of GreenVolt has decided to concentrate on the volume production of one "module" size that can be combined to achieve a wide range of both commercial and industrial applications. Therefore, GreenVolt's technical and business development plans are based upon development of modular units.

         The Alkaline Fuel Cells (AFC) will be manufactured and marketed as a stand alone 1.3 kW AFC that will be used as standby power in critical situations where the amount of power required is not great. They will contain their own hydrogen fuel generating system sufficient for the situation.

         The second product planned to be marketed is a modular 5 kW AFC with its own hydrogen generating system. This will allow for flexibility in customer power requirements from under 5 kW to over 300 kW. Each unit will have available 24 hour remote function monitoring through a service and maintenance contract. In modular combination, the 5.0 kW AFCs are expected to develop up to 50 Volt and 100 Amperes, i.e. 5,000 Watt or 5.0 kW of power/module.

4.  MARKET

         The principal markets for our AFC's are remote location power supply, standby power supply, uninterrupted power supply, mobile power supply, vehicle power supply both auxiliary and stand alone and motor home auxiliary power supply units.

         The 5.0 kW AFC is a popular commercial size. Market applications include the following:

          (1) 3.3 to 5.5 kW portable generators
          (2) 4.8 to 9.6 kW domestic (household) power supply
          (3) 4.8 to 14.4 telecommunications power supply
          (4) 4.8 kW power supply for relay stations
          (5) 4.8 kW uninterrupted power supply for computer centers
          (6) 19.2-148.8 kW hospital auxiliary and emergency backup power
          (7) 9.6-250 kW remote community power
          (8) 2.4-4.8 kW golf cart, ATV or community vehicle
          (9) 9.6-24 kW power for passenger cars, including hybrid vehicles
          (10) 144-192 kW for a 40 ft bus or motorhome
          (11) 4.8-7.2 kW in-airport passenger shuttle
          (12) 4.8-9.6 kW in-mine people transporter

GreenVolt management proposes to market directly to these business sectors as well as to primary manufacturers, and through existing wholesale and retail organizations. Its products will be licensed to other manufacturers on a worldwide basis and to OEM vehicle manufacturers.

5. VARIATIONS IN SIZE OF AFCS.

         Once a demand for a particular size has been identified, larger or smaller modules can be assembled from the same basic components, with little modifications. The modules themselves can then be connected in series, parallel or series/parallel to fill the specific requirement. This modular approach allows for commercial product flexibility at a lower cost.

6.  HYDROGEN FUEL PRODUCTION

         The Company's technology contemplates production of hydrogen from water to supply the fuel for the fuel cell on an "on demand" basis, without any requirement for pressurized fuel storage facilities for the fuel cell unit. Management is arranging strategic alliances in order to develop the "on site" Hydrogen Fuel Supply Systems with a target date at the end of 2002 or the beginning of 2003.

7.  SOURCE OF FUEL CELL TECHNOLOGY

         GreenVolt is developing its fuel cell products based on AFC technology originally developed for space travel on board power and water supply by NASA. GreenVolt is developing its fuel cell products under sublicense rights pursuant to some 60 separate international patents originally held by ALCAN, a large public company engaged in the manufacture of aluminum, and assigned to a fuel cell manufacturing organization ("FMO"). GreenVolt and said FMO are engaged in a technology development program that is currently underway.

         Under a Technology Development Agreement with the FMO, GreenVolt and the FMO have undertaken product development of the AFC fuel cell technology. The Development Agreement with the independent FMO has a five year term, and provides that all new technology developed will be owned by GreenVolt. It further provides that the FMO will have the right to license GreenVolt technology on a "first right of refusal" basis for use in fuel cell products which do not compete with the products or services offered by GreenVolt, in exchange for payment by the FMO of a 5% royalty to GreenVolt.

         The royalty is calculated on net sales based on the fair market value of each component which contains developed improvements for fuel cells as a result of the collaboration. A similar provision requires GreenVolt to pay a like 5% royalty to the FMO on any products sold by GreenVolt which incorporate existing FMO technology currently owned by the FMO.

         GreenVolt intends to apply for several new patents also covering various aspects of fuel cell design and construction.

8.  COMPETITION

         "Fuel Cells 2000" (www.fuelcells.org/fcdevel.html) lists some 370 fuel cell research operations and companies, not including several more of which management of GreenVolt is aware, the bulk of which are likely far better capitalized than is the Company. Most of this fuel cell activity is focused upon PEM cell technology. A few are known to be working on AFC cell technology, the most prominent of which is NASA and its suppliers. Aside from NASA and its suppliers, none appear in GreenVolt management's judgment to currently have sufficient capability or financial support to bring this AFC Fuel Cell technology to market, although this could quickly change in the future.

9.  OPERATING ASSETS

         The Company's primary assets are all held by its wholly-owned subsidiary, GreenVolt, and consist only of intellectual property rights.

         Research and development costs have been expensed as they have been incurred.

10.  PATENTS, COPYRIGHTS AND TRADEMARKS

         The Registrant and its wholly-owned subsidiary currently hold no copyrights, patents or trademarks. However, GreenVolt Corp. has access to over 60 existing patents held by others and dealing with Fuel Cells, contractually held through a Development Agreement. Additional innovative features are currently being developed and will be subject to patent application as they are developed.

11.  RESEARCH AND DEVELOPMENT ACTIVITIES

         In the three months ending June 30, 2000, GreenVolt expended in excess of $20,000CDN on research and development.

         The Company anticipates expending additional material amounts in further development in the future, before the technology will be commercialized. The availability, source and terms for new capital which will be required to complete this development are uncertain at this time, and there is no assurance the Company will be successful in raising the necessary capital, or raising the capital on favorable terms.

12.  GOVERNMENT REGULATION AND ENVIRONMENTAL CONCERNS

         At the present time, the Company is not required to seek the review of any local, state, federal or international regulatory body in connection with its development activities.

         The Alkaline Fuel Cells do not discharge harmful materials into the environment and thus there are no known environmental regulations that the Company will be subject to.

13.  SEASONAL FACTORS

         The Company believes that due to the nature of the products and services, it is not likely that future sales and revenues will fluctuate seasonally.

14. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS.

         The Company is not currently engaged in any business which would require compliance with Federal or State environmental agencies, rules and regulations..

15.  VENDORS

         There are no single source vendors, and the Company is not dependent on any particular vendor.

16.  RAW MATERIALS

         All raw materials are currently available in the market place. The materials are available in international markets, as well as the domestic market.

17.  CAPITAL

         On April 12, 2000, GreenVolt entered into a letter of understanding to borrow up to $130,000 in exchange for Convertible Debentures, convertible into shares of GreenVolt's Common Stock, at a conversion price of $0.15 per share, for a total of up to 867,000 shares. $60,000CDN of this loan commitment was funded in May of 2000. The Company and the lender are still discussing the terms, including interest rate and maturity date, for this debt. No convertible debentures have been issued as of yet with respect to the first $60,000CDN tranche of this loan. In the interim, the $60,000CDN advanced has been booked as a short term loan on the Company's books and records.

         The Company's capital is currently insufficient to conduct its business. If it is unable to obtain additional capital, Registrant will be unable to complete development of its fuel cell. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at this date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

18.  EMPLOYEES

         The Company has two full time employees during its transition stage. At this time the Company has contracted all of its Research and Development work under a Technology Development Agreement to a Fuel Cell Research corporation who has 20 employees.

19.  GOING CONCERN ASSUMPTION IN ACCOUNTANT'S REPORT

         The Company's outside accountant, HJ & Associates, LLC, has assumed in connection with rendering its Independent Auditors Report, that the Company will continue as a going concern, noting "The Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern."


B.  THE COMPANY'S RETAIL JEWELRY BUSINESS

         In the fiscal year ending June 30, 2000, the Company focused management time on developing an Internet presence for the retail sale of fine jewelry over the Net. The Company's Internet site went online to the public in August 1999 at WWW.E-TAILJEWELRY.COM.

         Through its Internet site, customers are able to scroll through a number of photographs and identify appealing jewelry products. The customer is able to enter information regarding sizes and colors and the ability to purchase the products directly online. The Internet site has the capability to accept Visa, Master Card, American Express and Discover credit cards online, and provide the customer with a printable order form or telephone their order directly to the Company. By utilizing the Internet, the Company is able to substantially minimize its costs while having the opportunity to generate sales.

         The Company is currently operating its retail jewelry business from the home of Larry Beck, its former President.

         It is estimated that minimum operating expenses are approximately $1,000 per month, including the costs of an Internet service provider, web development, phone, fax, postage, printing, packaging, legal and minimum marketing through word of mouth, search engines, discussion groups, chat rooms and classified advertising. The Company's Internet service provider is Big Planet located in Salt Lake City, Utah. The Company believes its Internet service provider has adequate bandwidth and technology to manage the Company's operations at the current rate.

         The Company does not manufacture merchandise. It purchases substantially its entire inventory directly from third party manufacturers and cutters located in the United States and abroad. Currently, the Company does not have any contractual agreements with vendors for its merchandise. The Company is working with approximately five different suppliers for its jewelry products who require payment for orders upon delivery or within 30 days and is on a transaction by transaction basis.

         The Company does not currently have sophisticated inventory control systems due to its limited inventory. Inventory control systems currently in use are off the shelf software programs.

         Products are shipped by the Company or directly from the manufacturer at no charge to the customer for standard delivery service by U.S. Postal Service or UPS. The Company does charge the customer for overnight or 2-day delivery service throughout the U.S. Postal Service, UPS, DHL or Federal Express. It is the Company's practice to insure shipments against loss, theft or damage, in the full amount of each order. In the Company's experience, it takes approximately seven working days from date of order for the product to be delivered by standard delivery. Returns are accepted by the Company if made within seven days after receipt by the customer.

         There is no significant government regulation of the Company's operations.

         The Company is involved in intense competition with other local jewelry outlets as mail order companies and other Internet sites. Such competing companies have lengthier experience as jewelry retailers, along with greater financial and other resources than the Company. Additionally, the Company competes, to a limited extent, with out of state jewelry outlets to the extent that customers choose to purchase products in larger cities.

         The Company's retail jewelry business has been in the development stage, and the Company currently has no employees, except for its former President, Larry Beck.

         Because new management of the Company has opted to focus the Company primarily on fuel cell technology development, since the change in management on July 29, 2000, the Company has been in the process of winding down its retail jewelry business, and is now looking for a buyer for its retail jewelry business.

                         ITEM 2. DESCRIPTION OF PROPERTY

         The Company has corporate and administrative offices, and a small research facility on a rent free basis in the home of Thomas Faul, its President, and in a small work shop building separately located on his property, in Orillia, Ontario. Management believes its facility is adequate for the Company's current level of operations, but anticipates leasing facilities once additional capital is obtained.




                            ITEM 3. LEGAL PROCEEDINGS


         There is no litigation outstanding, and management is not aware of any potential claims which might be asserted.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

                                     PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         A.   MARKET INFORMATION.

         The Company's Common Stock traded over-the-counter on the NASD Bulletin Board Market under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" since September 20, 2000. The closing sales price for the Company's shares as of September 1, 2000, was $2.625.

         Set forth below is the high and low bid information for the Company's Common Stock for the last quarterly period. Prior to the Company's fourth quarter of its fiscal year ending June 30, 2000, the Company's stock did not trade.

                                    High     Low
         Period                     Bid      Bid
         ------                     ---      ---
         4th Quarter 1999           0.010    0.010

         At September 1, 2000, the Company had approximately 75 Shareholders of record.

         The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

         B. Sales of Unregistered Securities from inception through September 1, 2000.

         Amount of Common     Class of Persons       Total             Total
Date     Stock Sold           to Whom Sold           Offering Price    Commission       Exemption
----     ----------           ------------           --------------    ----------       ---------
4/98     10,000,000        Chief Executive Officer   For services      0                Rule 504 &ss.4(2)
                                                     rendered valued
                                                     at $45,950
4/98      5,000,000        Accredited Investors      $500              0                Rule 504 &ss.4(2)
6/98         70,000        Accredited Investors      $7000             0                Rule 504 &ss.4(2)
3/99        147,500        Accredited investors      $14,750           0                Rule 504 &ss.4(2)
7/00     12,435,240        Shareholders of           $124,352(1)       0                ss.4(2)
                           GreenVolt Corp.
7/00        600,000        Accredited Investor       $6,000            0                ss.4(2)
                                                     for consulting
                                                     services
8/00     Commitment        Accredited Investor/      Convertible debt  0                ss.4(2)
         to Issue          Consultant                financing at
         Convertible Debt,                           $60,000
         convertible into
         400,000 shares
         at an exercise
         price of
         $0.15/ share

(1) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.

SELECTED FINANCIAL DATA

                                                              Fiscal Year Ended June 30
                                                              2000              1999
                                                              ----              ----
Operating Revenues                                            58,671            34,673
Loss from Operations                                          (61,260)          (51,270)
Loss from Operations per
         Common Share                                         0.00              0.00

Total Assets                                                  19,045            14,795

Long Term Obligations                                         0                 0

Cash Dividends per Common Share                               0                 0

                                     ITEM 6:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Results of Operations

Fiscal Years Ended June 30, 2000 and 1999 and from Inception on April 15, 1998 through June 30, 2000 (audited).

The Company had net sales of $58,671 for the year ended June 30, 2000, $34,673 for the year ended June 30, 1999 and $97,145 from inception on April 15, 1998 through June 30, 2000. Cost of Sales was $54,190, $29,801 and $86,738 for the years ended June 30, 2000 and 1999 and from inception on April 15, 1998 through June 30, 2000, respectively, resulting in a gross margin of $4,481, $4,872 and $10,407 for the years ended June 30, 2000 and 1999 and from inception on April 15, 1998 through June 30, 2000, respectively. Sales are attributable primarily from word of mouth and direct mail advertising. The Company realized very little revenue from its website to date.

The Company incurred operating expenses of $65,741 for the fiscal year ended June 30, 2000, $56,142 for the fiscal year ended June 30, 1999 and $131,269 from inception on April 15, 1998 through June 30, 2000. The operating expenses for all periods resulting primarily from general corporate administration, legal and professional expenses, advertising, salaries, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $61,868 for the year ended June 30, 2000, $51,332 for the year ended June 30, 1999 and $121,532 from inception on April 15, 1998 through June 30, 2000.


Liquidity and Capital Resources for the Year Ended June 30, 2000 (Audited)

At June 30, 2000, the Company had a working capital deficit of $63,452 as compared to working capital of $6,209 at June 30, 1999. The working capital deficit resulted primarily from accrued salaries payable to the Company's president, Larry Beck, which he has elected to defer until such time as the Company has sufficient cash flow from operations to pay the salaries and cover other expenses of operation. The Company's capital was obtained from a loan of $2,500 to the Company from Park Street Investments, a stockholder of the Company, a loan of $10,746 to the Company from Larry Beck, the president of the Company and the sale of 21,750 shares of common stock resulting in gross proceeds to the Company of $21,750. This sale was conducted pursuant to a private offering by the Company completed in March 1999. At June 30, 2000, the Company had cash in the amount of $5,954 as compared to cash of $10,191 at June 30, 1999.

The Company has incurred operating expenses since inception on April 15, 1998 through the period ended June 30, 2000 of $(120,862). The net loss on operations was $(61,260) from July 1, 1999 through June 30, 2000. There is no assurance that revenues or profitability will ever be achieved by the Company.

With the change of management in July, 2000, new management has elected to wind down the Company's retail jewelry business and seek a buyer for these assets and business. At the same time, new management intends to focus all of its efforts on the business of the Company's new wholly-owned subsidiary GreenVolt Corp., and its efforts to develop and commercialize new fuel cell technology. Management is now seeking sources of debt and/or equity capital in order to further capitalize its GreenVolt Corp. Subsidiary and fund the development and commercialization of that Company's fuel cell technology. The Company has not identified any potential sources of debt or equity financing and can not predict whether any such financing will in fact be obtained by the Company or on what terms. There is also no assurance that GreenVolt Corp.'s fuel cell technology can be successfully developed, successfully commercialized, or that fuel cells, if ultimately manufactured, will receive market acceptance and generate sales and profits from the Company.



         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS. The statements contained in this Form 10-KSB Report that are not historical facts are "forward-looking statements" and can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made herein.

         Registrant does NOT promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Persons reading this Form 10-KSB Report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider all the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The audited Financial Statements and related Notes and Schedules of GreenVolt Power Corp., (formerly Beck & Co.), including the balance sheets at June 30, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2000 and 1999, and from inception on April 14, 1998 through June 30, 2000, included elsewhere in this report, have been so included in reliance on the report of HJ & Associates, LLC, independent certified public accountants, given on the authority of such firm as experts in auditing and accounting.

         The financial statements required by this Item 7 are included elsewhere in this report and incorporated herein by this reference.

                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



         None.

                                    PART III


                                     ITEM 9.
                        DIRECTORS AND EXECUTIVE OFFICERS


Name                                Age                       Position                           Since
----                                ---                       --------                           -----
Thomas Faul                         76                        President, Chief Executive
                                                              Officer and a Director             7/29/00
John Munro                          59                        Chief Financial Officer,           7/29/00
                                                              Treasurer, Secretary
                                                              and a Director
Ulrich Kretschmar                   58                        Director, Vice President -         9/27/00
                                                              Science
Larry L. Beck                       46                        Former Director, President,        4/15/98
                                                              Secretary and Treasurer,
                                                              (resigned July 29, 2000)

         The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

MR. THOMAS FAUL/PRESIDENT AND A DIRECTOR

         THOMAS FAUL, the new President and a Director of Beck & Co., has been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht
(USA), Century Boat (USA), Dominion Auto Accessaries (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited,, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.Sc. from the University of Toronto, and his M.A.Sc. from University of Toronto.


MR. JOHN MUNRO/SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER

         JOHN MUNRO, the new Secretary, Treasurer and Chief Financial Officer. Since 1987 Mr. Munro has maintained a private consulting practice, administered a number of trusts, and has acted as Interim Financial Officer for various clients as well as a volunteer board member for a local charity. Between 1961 and 1987, Mr. Munro worked with Syme, Ayers & Co., Coopers & Lybrand, North American Insurance Co., Arawak Trust Company, Brown Brothers Harriman & Co., Hughes Containers Limited, and Monarch Propane Limited, where he served as Director of Finance and Administration. Mr. Munro has a C.A. Degree from the Institute of Chartered Accountants of Ontario.

DR. ULRICH KRETSCHMAR, DIRECTOR

         ULRICH KRETSCHMAR, Director. Dr. Kretschmar obtained his Bachelor of Science and Masters Degree from McMaster University in Hamilton Ontario, and in 1973 received his Ph.D. from the University of Toronto. Dr. Kretschmar specialized in mineral phase chemistry and electrochemistry for his Ph.D.

         Dr. Kretschmar's consulting practice client list includes Noranda, International Pul and Paper, the Federal Government of Canada, the Federal Government of Guyana, and the Provincial Government of Ontario. He has also been a consultant for the International Development and Research Center of Canada and the Commonwealth Science Council of London England.

         Dr. Kretschmar is fluent in German, French, Spanish, and has translated Norwegian, Swedish, Dutch, Romanian, Italian and Portuguese scientific papers into English.


MR. LARRY L. BECK "FORMER" SOLE DIRECTOR/PRESIDENT, SECRETARY AND TREASURER

         LARRY L. BECK was the founder of the Company and served as President, Secretary, Treasurer and Director from April 15, 1998 through July 29, 2000. From March 1996 through December 1997, Mr. Beck was involved in sales and jewelry appraising for Fortier Jewelers, a chain of jewelry stores in Utah. From September 1994 through February 1996 Mr. Beck managed the Shane Company, a wholesale jewelry store in Utah. Mr. Beck helped open the first store and participated in its growth to over $3,000,000 in sales. From April 1993 to September 1994 Mr. Beck was a consultant for Silverman Retail Consultants, a consulting firm that assisted distressed retailers in the area of closeouts, bankruptcies, acquisitions and marketing.

                                    ITEM 10.
                             EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000.

                                        Summary Compensation
                                        --------------------
                   Annual Compensation        Awards          Payouts
                   -------------------        ------          -------
                                       Other                      Secur-
Name                                   Annual    Restricted       ities                               All Other
and       Year                         Compen-   Stock            Underlying        LTIP              Compen-
Principal ending   Salary   Bonus      sation    Award(s)         Options/          Payouts           sation
Position  June 30  ($)      ($)        $           ($)            SARS (#)          ($)               ($)
--------- -------  ---      ---        -           ---            --------          ---               ---
Larry
Beck
Chair-
man of     1999    36,000    0         0            0                 0              0                 0
the Bd     1998    0         0         0            0                 0              0                 0
& CEO      1997    0         0         0            0                 0              0                 0





EMPLOYMENT CONTRACTS

         The Company's former president, Larry Beck, was compensated under an employment agreement dated April 15, 1998, which provided for a base salary of $3,000 per month that was to be increased when the annual revenues of the Company exceed $500,000. Mr. Beck's compensation through the end of June 1999 was paid by the issuance to him of common stock of the Company. During the fiscal year ending June 30, 2000, Mr. Beck accrued but had not be paid, a salary of $37,000. On July 29, 2000, Mr. Beck waived this salary, and it was removed as an obligation on the Company's books and records.

                         ITEM 11. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership as of September 1, 2000, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group.

                                                     BENEFICIAL(1)              PERCENTAGE
NAME AND ADDRESS                                     OWNERSHIP                  OF CLASS(1)
----------------                                     -------------              -----------
Thomas Faul                                            10,446,240                56%
         4055 Digby Drive(1)
         R.R. 2
         Orillia, Ontario L3V 6H2

John Munro                                                932,700                 5%

George Coventry                                           932,700                 5%

Larry L. Beck(1,2)                                      1,800,000                 9.65%

Douglas Madden(1,3)                                     1,800,000                 9.65%

James P. Evans and Valerie King(1,4),                   1,800,000                 9.65%
husband and wife

All current directors and
officers as a group (2 persons)


(1) This address also applies to all persons listed.
(2) The Company is advised that Larry Beck has executed options to acquire all of his shares, in favor of two separate parties, at a nominal option exercise price. The Company has been advised that none of these parties are affiliated with another. In the event that one or all of these options are exercised, none of the acquiring optionees will own more than 5% of the Company's stock.
(3) The Company is advised that Douglas E. Madden has executed options to acquire all of his shares, in favor of four separate parties, at a nominal option exercise price. The Company has been advised that none of these parties are affiliated with another. In the event that one or all of these options are exercised, none of the acquiring optionees will own more than 5% of the Company's stock, with the exception of Philip Fox, who would become the owner of 7.5% of the Company's outstanding common stock.
(4) The Company is advised that James P. Evans has executed options to acquire all of his shares, in favor of seven separate parties, at a nominal option exercise price. The Company has been advised that none of these parties are affiliated with another. In the event one or all of these options are exercised, none of the acquiring optionees will own more than 5% of the Company's stock, with the exception of Philip Fox, who would become the owner of 7.5% of the Company's outstanding common stock.

         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company.

                                    ITEM 12.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


(A)      RELATED TRANSACTIONS
         --------------------

         1. A stockholder of the Company, Park Street Investments, loaned $2500 to the Company on April 1, 1999, to cover operating expenses. The loan bears interest at the rate of 10% per annum and is payable in full on March 31, 2001.

         2. On March 1, 2000, the Company was loaned $10,746 by Larry Beck, its then President. This note was paid off in connection with the transaction whereby the Company acquired GreenVolt Corp.

         3. As a part of the transaction whereby the Company acquired GreenVolt, four existing shareholders of Beck & Co., Messrs. Larry Beck, the then Chief Executive Officer and Sole Director of the Company, Douglas Madden, James Evans and Ms. Valerie King, contributed back to Beck & Co. and canceled for no consideration, a total of 9,600,000 shares of Beck & Co.'s outstanding Common Stock owned by them in July of 2000.

                                    ITEM 13.
                        EXHIBITS AND REPORTS ON FORM 8-K


         I        Exhibits

                  (1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2000, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2000 and 1999, and from inception on April 14, 1998 through June 30, 2000.


         II       (2)      Plan and Agreement of Reorganization by Exchange by
                           and between Beck & co. and GreenVolt Corp.*

                  (3)      (i)      Articles of Incorporation*

                           (ii)     Bylaws*

                  (11)     Statement re: Computation of Per Share Earnings

                  (21)     Subsidiaries of Registrant:

                                    GreenVolt Corp., an Ontario corporation
                                    4055 Digby Drive
                                    Orillia, Ontario, Canada L3V 6H2

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


*Incorporated by reference to Registrant's From 10-SB filed on July 6, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      GREENVOLT POWER CORP.

                                                      /s/ Thomas Faul
                                                      --------------------------
                                                      Thomas Faul, President and
                                                      Chief Executive Officer

                                                      /s/ John Munro
                                                      --------------------------
                                                      John Munro
Date: October 6, 2000                                 Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
                                            Chief Executive Officer,
                                            President and a
/s/ Thomas Faul                             Director                                    October 6, 2000
------------------------
Thomas Faul


                                            Chief Financial Officer,
                                            Secretary, Treasurer and
/s/ John Munro                              a Director                                  October 6, 2000
------------------------
John Munro



/s/ Ulrich Kretschmar                       Director                                    October 6, 2000
------------------------
Ulrich Kretschmar

                                   BECK & CO.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                 C O N T E N T S



Independent Auditors' Report................................................3

Balance Sheet...............................................................4

Statements of Operations....................................................5

Statements of Stockholders' Equity (Deficit)................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements...........................................8

                      [HJ & ASSOCIATES, L.L.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Beck & Co.
(A Development Stage Company)
Murray, Utah


We have audited the accompanying balance sheet of Beck & Co. (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999 and from inception on April 14, 1998 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beck & Co. (a development stage company) as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and from inception on April 14, 1998 through June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 21, 2000

                                   BECK & CO.
                          (A Development Stage Company)
                                  Balance Sheet

                                                      ASSETS
                                                      ------
                                                                                                    June 30,
                                                                                                     2000
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $           5,954
   Inventory                                                                                               2,971
                                                                                               -----------------

     Total Current Assets                                                                                  8,925
                                                                                               -----------------
FIXED ASSETS, NET (Note 6)                                                                                10,120
                                                                                               -----------------

     TOTAL ASSETS                                                                              $          19,045
                                                                                               =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)
                                  -----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                                            $          16,375
   Accrued expenses (Note 4)                                                                              37,200
   Allowance for sales returns                                                                             4,885
   Notes payable - related party (Note 5)                                                                 13,246
   Accrued interest                                                                                          671
                                                                                               -----------------

     Total Current Liabilities                                                                            72,377
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value: 5,000,000 shares authorized;
    -0- shares issued and outstanding                                                                        -
   Common stock, $0.001 par value: 200,000,000
    shares authorized; 15,217,500 shares issued and outstanding                                           15,218
   Additional paid-in capital                                                                             52,982
   Deficit accumulated during the development stage                                                     (121,532)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                                (53,332)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $          19,045
                                                                                               =================

      The accompanying notes are an integral part of these financial statements.

                                                    BECK & CO.
                                           (A Development Stage Company)
                                             Statements of Operations

                                                                                                     From
                                                                                                 Inception on
                                                              For the Years Ended               April 14, 1998
                                                                    June 30,                        Through
                                                     ---------------------------------------        June 30,
                                                            2000                 1999                2000
                                                     ------------------   ------------------   -----------------
NET SALES                                            $           58,671   $           34,673   $          97,145

COST OF SALES                                                    54,190               29,801              86,738
                                                     ------------------   ------------------   -----------------

GROSS MARGIN                                                      4,481                4,872              10,407
                                                     ------------------   ------------------   -----------------

EXPENSES

   General and administrative                                    24,802               18,214              44,685
   Bad debt and return expense                                    2,933                1,734               4,884
   Depreciation expense                                           2,006                  194               2,200
   Officer's salary                                              36,000               36,000              79,500
                                                     ------------------   ------------------   -----------------

     Total Expenses                                              65,741               56,142             131,269
                                                     ------------------   ------------------   -----------------

LOSS FROM OPERATIONS                                            (61,260)             (51,270)           (120,862)
                                                     ------------------   ------------------   -----------------

OTHER (EXPENSES)

   Interest expense                                                (608)                 (62)               (670)
                                                     ------------------   ------------------   -----------------

     Total Other (Expenses)                                        (608)                 (62)               (670)
                                                     ------------------   ------------------   -----------------

NET LOSS                                             $          (61,868)  $          (51,332)  $        (121,532)
                                                     ==================   ==================   =================

BASIC (LOSS) PER SHARE                               $            (0.00)  $            (0.00)
                                                     ==================   ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         15,217,500           15,106,770
                                                     ==================   ==================

      The accompanying notes are an integral part of these financial statements.

                                 BECK & COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on April 14, 1998 Through June 30, 2000

                                                                                                              Deficit
                                                                                                             Accumulated
                                               Common Stock                Additional                        During the
                                      --------------------------------      Paid-In        Subscription      Development
                                          Shares           Amount           Capital         Receivable          Stage
                                      --------------  ----------------  ---------------  ----------------  ---------------
Balance at inception on
 April 14, 1998                               -       $         -       $        -       $         -       $        -

Issuance of common stock
 for services at $0.005 per share         10,000,000            10,000           35,950           (37,200)          -

Issuance of common stock
 for cash at $0.001 per share              5,000,000             5,000           (4,500)           -                -

Issuance of common stock
 for cash at $0.10 per share                  70,000                70            6,930            -                -

Net loss from inception on
 April 14, 1998 through
 June 30, 1998                                -                 -                -                 -                (8,332)
                                      --------------  ----------------  ---------------  ----------------  ---------------

Balance, June 30, 1998                    15,070,000            15,070           38,380           (37,200)          (8,332)

Issuance of common stock
 for cash at $0.10 per share                 147,500               148           14,602            -                -

Receipt of stock subscription                 -                 -                -                 37,200           -

Net loss for the year ended
 June 30, 1999                                -                 -                -                 -               (51,332)
                                      --------------  ----------------  ---------------  ----------------  ---------------

Balance, June 30, 1999                    15,217,500            15,218           52,982            -               (59,664)

Net loss for the year ended
 June 30, 2000                                -                 -                -                 -               (61,868)
                                      --------------  ----------------  ---------------  ----------------  ---------------

Balance, June 30, 2000                    15,217,500  $         15,218  $        52,982  $         -       $      (121,532)
                                      ==============  ================  ===============  ================  ===============

      The accompanying notes are an integral part of these financial statements.

                                   BECK & CO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From
                                                                                                  Inception on
                                                                   For the Years Ended           April 14, 1998
                                                                         June 30,                    Through
                                                            -----------------------------------      June 30,
                                                                 2000                 1999             2000
                                                            ---------------   -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $       (61,868)  $         (51,332) $      (121,532)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services                                -                   37,200           45,950
     Increase allowance for bad debt and  returns                     2,934               1,734            4,885
     Depreciation expense                                             2,005                 194            2,199
   Changes in operating assets and liabilities:
     Increase in accounts payable and accrued
       expenses                                                      52,438               2,819           56,746
     (Increase) in inventory                                           (694)             (2,178)          (2,971)
                                                            ---------------   -----------------  ---------------

       Net Cash (Used) by Operating Activities                       (5,185)            (11,563)         (14,723)
                                                            ---------------   -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Furniture and equipment purchased                                 (9,798)             (2,521)         (12,319)
                                                            ---------------   -----------------  ---------------

       Net Cash Used by Investing Activities                         (9,798)             (2,521)         (12,319)
                                                            ---------------   -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable (related party)                        10,746              -                10,746
   Common stock issued for cash                                      -                   14,750           22,250
                                                            ---------------   -----------------  ---------------

       Net Cash Provided by Financing
        Activities                                                   10,746              14,750           32,996
                                                            ---------------   -----------------  ---------------

NET INCREASE (DECREASE) IN CASH                                      (4,237)                666            5,954

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                 10,191               9,525           -
                                                            ---------------   -----------------  ---------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                           $         5,954   $          10,191  $         5,954
                                                            ===============   =================  ===============

CASH PAID DURING THE YEAR FOR:

   Interest                                                 $        -        $          -       $        -
   Income taxes                                             $        -        $          -       $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                         $        -        $          37,200  $        45,950

      The accompanying notes are an integral part of these financial statements.

                                   BECK & CO.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2000 and 1999


NOTE 1 -      NATURE OF ORGANIZATION

              The financial statements presented are those of Beck & Co. (the Company). The Company was organized under the laws of the State of Nevada on April 14, 1998. The Company was organized for the purpose of offering mail order and Internet retail jewelry sales.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

              b.  Provision for Taxes

              At June 30, 2000, the Company has net operating loss carryforwards of approximately $121,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a greater than 50% chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              c.  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

              e.  Basic Loss Per Share

                                                                                      For the Years Ended
                                                                                            June 30,
                                                                              ------------------------------------
                                                                                    2000               1999
                                                                              -----------------  -----------------
              Loss (Numerator)                                                $         (61,868) $         (51,332)

              Shares (Denominator)                                                   15,217,500         15,106,770
                                                                              -----------------  -----------------

              Per Share Amount                                                $           (0.00) $           (0.00)
                                                                              =================  =================

                                   BECK & CO.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Loss Per Share (Continued)

              The computation of basic loss per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

              f.  Revenue Recognition

              Revenue is recognized upon shipment of goods to the customer in accordance with APB Opinion 10. The Company ships the products to the customer by overnight courier. The Company normally pays postage which is charged to cost of goods at time the order is shipped. Orders will sometimes carry insurance in case of lost, theft or damage, depending on individual needs. Orders should be received by the customer within seven working days from date of order. Returns are acceptable within seven days after receipt without charge. Custom pieces and platinum items will require a 15% re-stocking fee. Depending on the size, product ordered, and whether the order is standard or custom, the Company will either have the product shipped directly from the manufacturer or wholesaler, or the Company will ship the product from the Company's offices.

              In circumstances where the Company sells products on consignment, or where product is drop shipped, the Company only recognizes its markup or commission as revenue. In circumstances where the Company purchases the product and holds it as inventory, the Company recognizes revenue on the sales price.

              Currently, the Company has not experienced any returns or bad debts and, therefore, cannot accurately predict the amounts it will experience. Internet commerce is a new area for all companies, and, therefore, industry standards are not clearly defined. The Company is, therefore, charging 8% against revenues as an allowance for returns and bad debt which it believes is typical of companies in the retail jewelry business.

              g.  Inventory

              Inventory consists of finished goods valued at the lower of cost or fair market value, accounted for on a first-in-first-out basis.

                                   BECK & CO.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h.  Paid-in Capital

              The Company recorded $45,950 for the issuance of 10,000,000 shares which were issued to the President in April 1998. This represents fair market value of the services performed by the President from inception through June 30, 1999. Services from inception through June 30, 1998 of $8,750 include incorporation expenses of $1,000,
              2.5 months of salary at $3,000 per month and 2.5 months of use of office space at $100 per month. Services from July 1, 1998 through June 30, 1999 of $37,200 include 12 months of salary at $3,000 per month and 12 months of use of office space at $100 per month. No other Company expenses have been paid on behalf of the registrant, its shareholders or other affiliates during the period presented. In March 2000, the Company approved a 10-for-1 forward common stock split and increased the number of authorized shares of common stock from 20,000,000 to 200,000,000. All references to common stock have been retroactively restated.

NOTE 3 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's management has, therefore, committed to meeting its minimal operating expenses for a period of at least 12 months. Subsequent to year end, the Company completed a reverse merger with Greenvolt, Corp., an Ontario, Canada corporation.

NOTE 4 -      ACCRUED EXPENSES

              As of June 30, 2000, the Company owed its President $36,000, which represents a full years salary. Also, the Company had accrued 12 months of rent payable at $100 per month. No interest has accrued and amounts are due on demand.

NOTE 5 -      NOTES PAYABLE - RELATED PARTY

              As of June 30, 2000, the Company owed Park Street Investments $2,500. The note is due on March 31, 2001 and accrues interest at 10% per annum beginning April 1, 1999.

              On March 1, 2000, the Company was loaned $10,746 by its President. The note is due on March 31, 2001 and accrues interest at 10% per annum.

              Notes payable - related party as of June 30, 2000 totals $13,246.

                                   BECK & CO.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2000 and 1999


NOTE 6 -      FIXED ASSETS

              Fixed assets are depreciated at the end of each period using the straight-lien method of depreciation. Computer equipment is depreciated over 3 years and furniture and other equipment is depreciated over 7 years with no salvage value.

                  Furniture and other equipment                $           7,046
                  Computer equipment                                       5,274
                  Less: accumulated depreciation                          (2,200)
                                                               -----------------

                  Total Fixed Assets                           $          10,120
                                                               =================

              Depreciation expense for the years ended June 30, 2000 and 1999 was $2,006 and $194, respectively.

NOTE 7 -      SUBSEQUENT EVENT

              On July 29, 2000, the Company acquired all of the outstanding common shares of Greenvolt, Corp., an Ontario, Canada corporation ("Greenvolt") in a stock-for-stock exchange wherein the Company issued 12,435,250 shares of its common stock to the existing shareholders of Greenvolt, in exchange for their Greenvolt shares.

              As a part of the transaction, three existing shareholders of Beck & Co. contributed back to the Company and canceled for no consideration, 9,600,000 shares of Beck & Co.'s outstanding common stock. In addition, 600,000 new restricted shares of the Company's common stock were issued to a consultant.