Form 10QSB
period 2000-09-30
GREENVOLT POWER CORP
filed 2000-11-22
CIK 1061688

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                     Commission File No. 000-26607


                             GreenVolt Power Corp.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                 Nevada                                     88-0390828
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                     (IRS Employer
      Incorporation or Organization)                   Identification No.)


              4055 Digby Drive, Orillia, Ontario, Canada L3V 6H2
              --------------------------------------------------
                   (Address of principal executive offices)


                                (705) 326-1117
                         ---------------------------
                         (Issuer's telephone number)


                                Not Applicable
      -----------------------------------------------------------------
                   (Former name, address and fiscal year,
                        if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes /X/   No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the
distribution of securities under a plan confirmed by a court. Yes / /   No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 15, 2000, 18,653,500 shares of common stock where issued and outstanding.


                                 FORM 10-QSB
                             GreenVolt Power Corp.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                            CONDENSED BALANCE SHEETS

                                                               September 30,      June 30,
                                                                    2000            2000
                                                               -------------      ---------
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  24,647       $       1
  Prepaid value added tax                                            3,468           1,278
  Due from related parties                                           3,539           2,237
  Advances for fuel cell development                                17,003          14,466
                                                                 ---------       ---------
    TOTAL CURRENT ASSETS                                            48,657          17,982
PROPERTY AND EQUIPMENT, net                                         16,385            --
                                                                 ---------       ---------
    TOTAL ASSETS                                                 $  65,042       $  17,982
                                                                 =========       =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $  14,640       $    --
  Notes payable - related party                                      2,500           2,500
  Advances from third party                                        136,674          40,434
  Due to related parties                                             5,428          14,111
                                                                 ---------       ---------
TOTAL LIABILITIES                                                  159,242          57,045
                                                                 ---------       ---------
SHAREHOLDERS' DEFICIENCY
  Common stock, no par value; authorized - 200,000,000
    shares; issued and outstanding - 18,653,500 shares              18,653          18,653
  Additional paid in capital                                       184,328          31,484
  Deficit accumulated during the development stage                (297,904)        (88,962)
  Accumulated other comprehensive expense                              723            (238)
                                                                 ---------       ---------
    TOTAL SHAREHOLDERS' DEFICIENCY                                 (94,200)        (39,063)
                                                                 ---------       ---------
                                                                 $  65,042       $  17,982
                                                                 =========       =========


            See accompanying Notes to Condensed Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         3 months ended   3 months ended
                                                          September 30,    September 30,
                                                              2000            1999
                                                          ------------     ------------
                                                           (unaudited)     (unaudited)
REVENUES                                                  $       --       $         --
                                                          ------------     ------------
EXPENSES
  General and administrative                                    42,956               --
  Research and development                                      38,905               --
                                                          ------------     ------------
    TOTAL EXPENSES                                              81,861               --
                                                          ------------     ------------
LOSS FROM CONTINUING OPERATIONS                                (81,861)              --
                                                          ------------     ------------
LOSS FROM SPIN-OFF OF OPERATIONS
  Gain on disposition of spin-off operations                   (79,798)              --
  Loss from spin-off operations                                (47,283)         (11,137)
                                                          ------------     ------------
TOTAL LOSS FROM SPIN-OFF OPERATIONS                           (127,081)         (11,137)
                                                          ------------     ------------
NET LOSS                                                      (208,942)         (11,137)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment                          961               --
                                                          ------------     ------------
 COMPREHENSIVE LOSS                                       $   (207,981)    $    (11,137)
                                                          ------------     ------------
Weighted average number of common shares outstanding        18,635,500       15,217,500
                                                          ============     ============
Basic and diluted loss per share                          $     (0.011)    $     (0.001)
                                                          ============     ============


            See accompanying Notes to Condensed Financial Statements

                                 GREENVOLT CORP.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        3 Months            3 Months
                                                       September 30,      September 30,
                                                          2000                1999
                                                       -------------      -------------
                                                       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $    (208,942)     $     (11,137)
  Adjustments:
     Foreign currency translation adjustment                     961                 --
     Fair value of services rendered                         152,844                 --
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                  14,640             11,137
       Prepaid value added tax                                (2,190)                --
       Advances for fuel cell development                     (2,537)                --
       Due to officer                                         (8,683)                --
                                                       -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                        (53,907)                --
                                                       -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (16,385)                --
  Advances to related parties                                 (1,302)                --
                                                       -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                        (17,687)                --
                                                       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from third party                                   96,240                 --
                                                       -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     96,240                 --
                                                       -------------      -------------
NET INCREASE IN CASH                                          24,646                 --
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                   1                 --
                                                       -------------      -------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR             $      24,647      $          --
                                                       =============      =============


            See accompanying Notes to Condensed Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by GreenVolt Power Corp. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 2000 and 1999, (b) the financial position at September 30, 2000 and June 30, 2000, and (c) the cash flows for the three months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of June 30, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended June 30, 2000 and 1999 included in the Company's annual report on Form 8-K dated July 29, 2000.

     Effective July 1, 2000, pursuant to a Plan and Agreement of Reorganization (the "Agreement"), GreenVolt Power Corp. (formerly Beck & Co.) acquired GreenVolt Corp., a Canadian corporation, resulting in the shareholders and management of GreenVolt Corp. having actual and effective control of GreenVolt Power Corp., the surviving corporation. For accounting purposes, the transaction was treated as an acquisition of GreenVolt Power Corp. by GreenVolt Corp. and as a recapitalization of GreenVolt Corp. The historical financial statements prior to the acquisition became those of GreenVolt Corp. even though they were labeled as those of GreenVolt Power Corp. In the recapitalization, historical shareholders' equity of GreenVolt Corp., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of GreenVolt Corp. Basic loss per share prior to the merger were restated to reflect the number of equivalent shares received by shareholders of GreenVolt Corp. The acquisition, although a purchase, was presented as a reverse acquisition.

2.   DISPOSITION OF SPIN-OFF OF OPERATIONS

     On September 24, 2000, the Company spun-off its Internet jewelry business to a shareholder. The loss resulting from the spin-off of operations is as follows:


               Net Assets                           $  7,980
               Liabilities assumed                   (87,778)
                                                    --------
               Gain on spin-off of operations       $(79,798)
                                                    ========

Item 2. Plan of Operations

GreenVolt Power Corp. (the "Company") is a development stage company, with its operations to date principally consisting of research, development, and testing of alkaline fuel cell ("AFC") technology. The company is presently focused on the testing, production and design of its products, the obtaining of patents for its technologies and the establishment of manufacturing procedures and processes. From inception to September 30, 2000, the company has obtained approximately $200,000 in financing by way of a private financing agreement. Through September 30, 2000, the company utilized the proceeds from said private financing to commence new technology development for its alkaline fuel cell program and provide working capital for the ongoing administrative and ongoing financing acquisition costs of the company.

The company's financial statements for the period ended September 30, 2000, have been prepared assuming that the company will continue as a going concern. As noted in those financial statements, the presence of significant losses, negative cashflow and limited working capital together with the uncertainties associated with the company's ability to obtain additional capital, raise substantial doubts as to its ability to continue as a going concern. The company's ability to continue as a going concern will be questionable until such time as it is ability to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time the company will depend on its ability to raise additional capital through either loans, equity or debt offerings. At this time the company expects that it will need approximately $5 million in additional financing over the next two years in order to complete the necessary research and development, marketing and manufacturing capacity of the alkaline fuel cell technology. The company currently anticipates financing of at least $2 million to be derived from a "best efforts" private placement of equity securities which is currently being discussed with several private investors. There can, however, be no guarantee that such offering will be successfully completed or that any additional funding will be available on terms favorable to the company or its shareholders, if at all. Without such funding the company anticipates that its cash reserves together with its cash flow from loans will be sufficient to fund its operations for no longer than the next four months. If sufficient funds are not available when needed, the company may be required to severely curtail its operations, which would have a material adverse effect on the company's business, operating and research activities.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     None.


Item 2. Changes in Securities

     None.


Item 3. Defaults in Senior Securities

     None.


Item 4. Submission of Matters to Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 10Q-SB

     (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

     Exhibit No.         Reference
     -----------         ---------
        3.(i)*           Certificate of Incorporation of GreenVolt Power Corp.
        3.(ii)*          Bylaws


*Incorporated by reference to Registrant's From 10-SB filed on July 6, 1999.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Orillia, Ontario, Canada, on the 17th day of November 2000.


GREENVOLT POWER CORP.

By /s/ Thomas Faul
   Thomas Faul
   Chief Executive Officer