Form 10QSB
period 2000-12-31
GREENVOLT POWER CORP
filed 2001-02-20
CIK 1061688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended 12/31/00.

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                        Commission file number:__________


                              GREENVOLT POWER CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0390828
------                                                                ----------
(State or other jurisdiction                   (IRS Employer identification No.)
of incorporation or organization)


                                4055 DIGBY DRIVE
                        ORILLIA, ONTARIO, CANADA L3V 6H2
                    (Address of principal executive offices)

                                  705 327-8331
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:__________

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,      June 30,
                                                            2000           2000
                                                      ----------------  -----------
                                                         (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                $  15,253     $       1
 Prepaid value added tax                                      8,913         1,278
 Due from related parties                                        --         2,237
 Advances for fuel cell development                           3,344        14,466
 Non-refundable deposit                                      51,724            --
                                                          ---------     ---------

                                                             79,234        17,982
PROPERTY AND EQUIPMENT                                       24,584            --
                                                          ---------     ---------

                                                          $ 103,818     $  17,982
                                                          =========     =========

        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Accounts payable and accrued expenses                    $  81,355     $     --
 Notes payable - related party                                2,500         2,500
 Advances from third party                                  240,379        40,434
 Due to related parties                                       5,614        14,111
                                                          ---------     ---------

        TOTAL LIABILITIES                                   329,848        57,045
                                                          ---------     ---------
SHAREHOLDERS' DEFICIENCY
 Common stock, $.001 par value; authorized - 200,000,000
  shares; issued and outstanding - 18,653,500 shares
  on June 30, 2000 and 18,658,500 on December 31, 2000       18,658        18,653
 Additional paid in capital                                  36,479        31,484
 Deficit accumulated during the development stage          (283,495)      (88,962)
 Accumulated other comprehensive income (expense)             2,328          (238)
                                                          ---------     ---------

        TOTAL SHAREHOLDERS' DEFICIENCY                    (226,030)       (39,063)
                                                          ---------     ---------

                                                          $ 103,818     $  17,982
                                                          =========     =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                Cumulative
                                                       Six Months Ended              Three Months Ended       From Inception
                                                  --------------------------   ---------------------------    April 14, 1998
                                                  December 31,  December 31,   December 31,    December 31,         to
                                                     2000           1999          2000            1999       December 31, 2000
                                                 ------------   ------------   ------------   ------------   -----------------
                                                  (unaudited)   (unaudited)    (unaudited)    (unaudited)       (unaudited)
REVENUES                                         $         --   $         --   $         --   $         --   $           --
                                                 ------------   ------------   ------------   ------------   -----------------

EXPENSES
  General and administrative                          148,429           --          105,473           --               179,902
  Research and development                             82,429           --           43,524           --               139,918
                                                 ------------   ------------   ------------   ------------   -----------------

     TOTAL EXPENSES                                   230,858           --          148,997           --               319,820
                                                 ------------   ------------   ------------   ------------   -----------------

LOSS FROM CONTINUING OPERATIONS                      (230,858)                     (148,997)          --              (319,820)

LOSS FROM DISCONTINUED OF OPERATIONS
  Gain on disposition of discontinued operations       36,325           --          116,123           --                36,325
  Loss on discontinued operations                        --          (19,606)        47,283         (8,469)               --
                                                 ------------   ------------   ------------   ------------   -----------------
TOTAL GAIN FROM DISCONTINUED OPERATIONS                36,325        (19,606)       163,406         (8,469)             36,325
                                                 ------------   ------------   ------------   ------------   -----------------

NET LOSS                                             (194,533)       (19,606)        14,409         (8,469)           (283,495)

OTHER COMPREHENSIVE INCOME (EXPENSE)
  Foreign currency translation adjustment               2,328           --            1,367           --                 2,328
                                                 ------------   ------------   ------------   ------------   -----------------

 COMPREHENSIVE LOSS                              $   (192,205)  $    (19,606)  $     15,776   $     (8,469)   $       (281,167)
                                                 ============   ============   ============   ============    ================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES          15,220,000     15,217,500     18,635,500     15,217,500
                                                 ============   ============   ============   ============

 LOSS PER SHARE                                   $     (0.01)  $       0.00   $       0.00   $       0.00
                                                  ============  ============   ============   ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
               From Inception April 14, 1998 to December 31, 2000

                                                                                                                        Deficit
                                                                                                                       Accumlated
                                                                                                          Other        During the
                                                Common Stock             Additional     Subscription   Comprehensive   Development
                                            Shares         Amount     Paid in Capital    Receivable       Expense         Stage
                                          -----------   -----------   ---------------   ------------   -------------   -----------
Issuance of common stock for services      10,000,000   $     0,000    $       35,950   $    (37,200)

Issuance of common stock for cash           5,000,000         5,000            (4,500)

Issuance of common stock for cash              70,000            70             6,930

Net loss                                                                                                                    (8,332)

                                          -----------   -----------   ---------------   ------------   -------------   -----------
Balance, June 30, 1999                     15,070,000    $    15,070  $        38,380   $    (37,200)  $        --     $    (8,332)

Issuance of common stock for cash             147,500            147           14,603

Receipt of stock subscription                                                                 37,200

Cancellation of common stock               (9,600,000)        (9,600)

Issuance of common stock in exchange
  for common stock of Greenvolt Corp.      12,436,000         12,436          (21,499)

Issuance of common stock for services         600,000            600

Foreign currency translation adjustment                                                                      (238)

Net loss                                                                                                                 (80,630)

                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2000                     18,653,500    $    18,653    $    31,484    $      --      $      (238)   $   (88,962)

Issuance of common stock for services           5,000              5          4,995

Foreign currency translation adjustment                                                                     2,566

Net loss                                                                                                                (194,533)

                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000 (unaudited)     18,658,500    $    18,658    $    36,479    $      --      $     2,328    $  (283,495)
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                              Total
                                          -----------
Issuance of common stock for services     $     8,750

Issuance of common stock for cash                 500

Issuance of common stock for cash               7,000

Net loss                                       (8,332)
                                                  -
                                          -----------
Balance, June 30, 1999                    $     7,918

Issuance of common stock for cash              14,750

Receipt of stock subscription                  37,200

Cancellation of common stock                   (9,600)

Issuance of common stock in exchange
  for common stock of Greenvolt Corp.          (9,063)

Issuance of common stock for services             600

Foreign currency translation adjustment          (238)

Net loss                                      (80,630)

                                          -----------
Balance, June 30, 2000                    $   (39,063)

Issuance of common stock for services           5,000

Foreign currency translation adjustment         2,566

Net loss                                      194,533

                                          -----------
Balance, December 31, 2000 (unaudited)    $  (226,030)
                                          ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Cumulative
                                                           Six Months Ended          From Inception
                                                    ----------------------------     April 14, 1998
                                                    December 31,     December 31,          to
                                                        2000            1999        December 31, 2000
                                                    -----------      -----------    -----------------
                                                    (unaudited)      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ (194,533)      $   (19,606)    $       (283,495)
  Adjustments:
   Foreign currency translation adjustment               2,566               --                 2,328
   Fair value of services rendered                       5,000               --                16,729
   Changes in operating assets and liabilities:
     Accounts payable and accrued expenses              81,355            19,606               81,355
     Prepaid value added tax                            (7,635)              --                (8,913)
     Advances for fuel cell development                 11,122               --                (3,344)
     Non-refundable deposit                            (51,724)              --               (51,724)
     Due to officer                                     (8,497)              --                 5,614
                                                    -----------      -----------    -----------------

NET CASH USED IN OPERATING ACTIVITIES                  (162,346)             --              (241,450)
                                                    -----------      -----------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (24,584)             --               (24,584)
  Advances to related parties                             2,237              --                18,658
                                                    -----------      -----------    -----------------

NET CASH USED IN INVESTING ACTIVITIES                   (22,347)             --                (5,926)
                                                    -----------      -----------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from third party                             199,945              --               240,379
  Proceeds from issuance of common stock                    --                                 22,250
                                                    -----------      -----------    -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               199,945              --               262,629
                                                    -----------      -----------    -----------------

NET INCREASE IN CASH                                     15,252              --                15,253

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR              1              --                 --
                                                    -----------      -----------    -----------------

ASH AND CASH EQUIVALENTS, END OF THE YEAR           $   15,253       $       --     $          15,253
                                                    ==========       ===========    =================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by GreenVolt Power Corp. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the six and three months ended December 31, 2000 and 1999, (b) the financial position at December 31, 2000 and June 30, 2000, and (c) the cash flows for the six months ended December 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of June 30, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes to the financial statements are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes to the financial statements of the Company. The financial statements and notes to the financial statements included herein should be read in conjunction with the audited financial statements of GreenVolt Corp. and notes to the financial statements for the years ended June 30, 2000 and 1999 included in the Company's Form 8-K dated July 29, 2000.

     Effective July 1, 2000, pursuant to a Plan and Agreement of Reorganization (the "Agreement"), GreenVolt Power Corp. (formerly Beck & Co.) acquired GreenVolt Corp., a Canadian corporation, resulting in the shareholders and management of GreenVolt Corp. having actual and effective control of GreenVolt Power Corp., the surviving corporation. For accounting purposes, the transaction was treated as an acquisition of GreenVolt Power Corp. by GreenVolt Corp. and as a recapitalization of GreenVolt Corp. The historical financial statements prior to the acquisition became those of GreenVolt Corp. even though they were labeled as those of GreenVolt Power Corp. In the recapitalization, historical shareholders' equity of GreenVolt Corp., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of GreenVolt Corp. Basic loss per share prior to the merger were restated to reflect the number of equivalent shares received by shareholders of GreenVolt Corp. The acquisition was a purchase, however, for financial statement purposes it was presented as a reverse acquisition.

2.   NON-REFUNDABLE DEPOSIT

     In December 2000, the Company paid a non-refundable deposit for the purchase of an office building in Orillia, Ontario, Canada. The expected closing date was in January 2001. Subsequently, the Company entered into a verbal agreement with the seller to extend the closing date to July 2001. The Company agreed to pay the seller, during the period of extension, $2,760 per month. On the date of closing, the deposit will be capitalized as the cost of the building. If the Company is unsuccessful in acquiring the building the deposit will be written-off.

3.   SHAREHOLDERS' EQUITY

     In August 2000, the Company issued 5,000 shares of common stock for professional services rendered, valued at $5,000.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Greenvolt Power Corp. ( the "Company" ) is a development stage company, with its operations to date principally consisting of research, development, and testing of Alkaline Fuel Cell technology. The company continues to be focused on testing and the design of its future product and obtaining patents for technologies that are currently under development. The company has acquired a manufacturing 10,600 sq. ft. facility on 1.6 acres of prime real estate in an industrial park in Orillia, Ontario, Canada. The company is in the process of setting up its own research facility and has contracted with Dr Gu, Phd. who has several years of experience with Alkaline Fuel Cells development. The company has also contracted with a professional engineer to assist in the initial development of manufacturing procedures. The company has in the first two quarters of the current fiscal year received approximately CDN$350,000 in financing by way of a private financing agreement. Through December 31, 2000 the company utilized the proceeds from said private financing to continue work on new technology development for its Alkaline Fuel Cell program, initial payment on the purchase of the new manufacturing facility and to provide other working capital for ongoing administrative and ongoing financing acquisition costs.

The Company's Financial Statements for the period ending December 31, 2000 have been prepared assuming that the company will continue as a going concern. As noted in these Financial Statements, the presence of significant losses, negative cash flow and limited working capital together with the uncertainties associated with the company's ability to obtain additional capital, raise substantial doubts as to its ability to continue as a going concern. The company's ability to continue as a going concern will be questionable until such time as it obtains sufficient new capital to sustain the remaining development expenditures, the ongoing costs associated with the manufacturing facility and the ongoing administrative and fund raising activities. Until that time the company will have to rely on it's ability to continue to receive funds under the private financing agreement. The company continues to believe that it will need approximately US$5,000,000 in additional financing over the next two years in order to complete the necessary research and development, marketing and manufacturing capacity of the Alkaline Fuel Cell technology. Management currently believes, but cannot assure, that the necessary US$5,000,000 can be raised from one or more "best efforts" private placements of equity securities. We are currently in discussions with several private investors who we believe have the ability and the desire to finance the company. There can, however, be no guarantee that such discussions will be successfully completed or that any additional funding will be available, or available on terms favourable to the company or its shareholders. Without such funding the company anticipates that its cash reserves together with its known cash flow from loans will be sufficient to fund its operations for no longer than the next three months. If sufficient funds are not available when needed, the company may be required to severely curtail its operations, which would have a material adverse effect on the company's business, operating and research activities.

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

     None.


ITEM 6. Exhibits and Reports on Form 10Q-SB

     (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

     Exhibit No.    Reference
     -----------    ---------
       3.(i)*       Certificate of Incorporation of GreenVolt Power Corp.
       3.(ii)*      Bylaws

*Incorporated by reference to Registrant's From 10-SB filed on July 6, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Orillia, Ontario, on the 16th day of February, 2001.

GREENVOLT POWER CORP.


By /s/ Thomas Faul
   -------------------------
   Thomas Faul
   Chief Executive Officer