Form 10QSB
period 2001-03-31
GREENVOLT POWER CORP
filed 2001-05-15
CIK 1061688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)
/X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934                   For the quarterly period ended 3/31/01.

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from                   to
                                          ------------------    ----------------


        Commission file number:
                                 -----------------------


                              GREENVOLT POWER CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
        -----------------------------------------------------------------

              NEVADA                            88-0390828
  (State or other jurisdiction        (IRS Employer identification No.)
of incorporation or organization)


                                4055 DIGBY DRIVE
                        ORILLIA, ONTARIO, CANADA L3V 6H2
                    (Address of principal executive offices)

                                  705 327-8331
                           (Issuer's telephone number)

               ---------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
        Yes / /  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 18,662,000

        Transitional Small Business Disclosure Format (Check One): Yes/ / No /X/

               PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,      June 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                   $       377    $         1
  Prepaid value added tax                                          11,063          1,278
  Due from related parties                                              -          2,237
  Advances for fuel cell development                               10,355         14,466
  Non-refundable deposit                                           47,544              -
                                                              ------------   ------------
      TOTAL CURRENT ASSETS                                         69,339         17,982
PROPERTY AND EQUIPMENT                                             29,608              -
                                                              ------------   ------------
                                                              $    98,947    $    17,982
                                                              ============   ============

             LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   109,672    $         -
  Notes payable - related party                                     2,500          2,500
  Advances from third party                                       272,178         40,434
  Due to officer                                                    7,493         14,111
                                                              ------------   ------------
      TOTAL LIABILITIES                                           391,843         57,045
                                                              ------------   ------------
SHAREHOLDERS' DEFICIENCY
  Common stock, $.001 par value; authorized -
    200,000,000 shares; issued and outstanding -
    18,658,500 shares on March 31, 2001 and
    18,653,500 on June 30, 2000                                    18,658         18,653
  Additional paid in capital                                       36,479         31,484
  Deficit accumulated during the development stage               (336,725)       (88,962)
  Accumulated other comprehensive expense                         (11,308)          (238)
                                                              ------------   ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                             (292,896)       (39,063)
                                                              ------------   ------------
                                                              $    98,947    $    17,982
                                                              ============   ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 From Inception April 14, 1998 to March 31, 2000

                                                                                                              Deficit
                                                                                                             Accumulated
                                                                    Additional                  Other        During the
                                                 Common Stock        Paid in   Subscription Comprehensive    Development
                                              Shares      Amount     Capital    Receivable     Expense          Stage      Total
                                           ------------ ---------- ---------- ------------- --------------   ----------- ---------
Issuance of common stock for services       10,000,000    $10,000   $ 35,950     $ (37,200)                              $   8,750

Issuance of common stock for cash            5,000,000      5,000     (4,500)                                                  500

Issuance of common stock for cash               70,000         70      6,930                                                 7,000

Net loss                                                                                                         (8,332)    (8,332)
                                           ------------ ---------- ---------- ------------- ---------------- ----------- ---------
Balance, June 30, 1999                      15,070,000     15,070     38,380       (37,200)               -      (8,332)     7,918

Issuance of common stock for cash              147,500        147     14,603                                                14,750

Receipt of stock subscription                                                       37,200                                  37,200

Cancellation of common stock                (9,600,000)    (9,600)                                                          (9,600)

Issuance of common stock in exchange
  for common stock of Greenvolt Corp.       12,436,000     12,436    (21,499)                                               (9,063)

Issuance of common stock for services          600,000        600                                                              600

Foreign currency translation adjustment                                                                (238)                  (238)

Net loss                                                                                                        (80,630)   (80,630)
                                           ------------ ---------- ---------- ------------- ---------------- ----------- ---------
Balance, June 30, 2000                      18,653,500     18,653     31,484             -             (238)    (88,962)   (39,063)

Issuance of common stock for services            5,000          5      4,995                                                 5,000

Foreign currency translation adjustment                                                             (11,070)               (11,070)

Net loss                                                                                                       (247,763)  (247,763)
                                           ------------ ---------- ---------- ------------- ---------------- ----------- ---------
Balance, March 31, 2001 (unaudited)         18,658,500    $18,658   $ 36,479     $       -        $ (11,308) $ (336,725) $(292,896)
                                           ============ ========== ========== ============= ================ =========== =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Nine Months Ended               Three Months Ended         From Inception
                                                  ------------------------------   -----------------------------   April 14, 1998
                                                     March 31,       March 31,       March 31,       March 31,           to
                                                       2001             2000           2001            2000        March 31, 2001
                                                  ---------------   ------------   -------------   -------------   ---------------
REVENUES                                          $             -   $          -   $           -   $           -   $             -
                                                  ---------------   ------------   -------------   -------------   ---------------

EXPENSES
  General and administrative                             159,720               -          11,291               -           191,193
  Research and development                               121,680               -          39,251               -           179,169
                                                  ---------------   ------------   -------------   -------------   ---------------
     TOTAL EXPENSES                                      281,400               -          50,542               -           370,362
                                                  ---------------   ------------   -------------   -------------   ---------------
LOSS FROM CONTINUING OPERATIONS                         (281,400)                        (50,542)              -          (370,362)
LOSS FROM DISCONTINUED OF OPERATIONS
  Gain (loss) on disposition of
    discontinued operations                               33,637               -          (2,688)              -            33,637
  Loss on discontinued operations                              -         (34,225)              -         (15,437)                -
                                                  ---------------   ------------   -------------   -------------   ---------------
TOTAL GAIN FROM DISCONTINUED OPERATIONS                   33,637         (34,225)         (2,688)        (15,437)           33,637
                                                  ---------------   ------------   -------------   -------------   ---------------
NET LOSS                                                (247,763)        (34,225)        (53,230)        (15,437)         (336,725)

OTHER COMPREHENSIVE INCOME (EXPENSE)
  Foreign currency translation adjustment                (11,070)              -         (13,398)              -           (11,070)
                                                  ---------------   ------------   -------------   -------------   ---------------
 COMPREHENSIVE LOSS                               $     (258,833)   $    (34,225)  $     (66,628)  $     (15,437)  $      (347,795)
                                                  ===============   ============   =============   =============   ===============
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES             18,655,833      15,197,255      18,658,500      15,217,500        15,742,826
                                                  ===============   ============   =============   =============   ===============
 LOSS PER SHARE                                   $        (0.01)   $      (0.00)  $       (0.00)  $       (0.00)  $         (0.02)
                                                  ===============   ============   =============   =============   ===============


     See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                      Cumulative
                                                                       Nine Months Ended            From Inception
                                                               ----------------------------------   April 14, 1998
                                                                  March 31,          March 31,            to
                                                                     2001              2000         March 31, 2001
                                                               ----------------   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $     (247,763)    $     (34,225)    $     (336,725)
  Adjustments:
    Foreign currency translation adjustment                           (11,070)                -            (11,308)
    Fair value of services rendered                                     5,000                 -             16,729
    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                           109,672            34,225            109,672
      Prepaid value added tax                                          (9,785)                -            (11,063)
      Advances for fuel cell development                                4,111                 -            (10,355)
      Deposit                                                         (47,544)                -            (47,544)
      Due to officer                                                   (6,618)                -              7,493
                                                               ----------------   ---------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                                (203,997)                -           (283,101)
                                                               ----------------   ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (29,608)                -            (29,608)
  Repayment from related parties                                        2,237                 -             18,658
                                                               ----------------   ---------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (27,371)                -            (10,950)
                                                               ----------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from third party                                           231,744                 -            272,178
  Proceeds from issuance of common stock                                    -                               22,250
                                                               ----------------   ---------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             231,744                 -            294,428
                                                               ----------------   ---------------   ----------------
NET INCREASE IN CASH                                                      376                 -                377
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                            1                 -                  -
                                                               ----------------   ---------------   ----------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR                     $          377     $           -     $          377
                                                               ================   ===============   ================


      See accompanying Notes to Condensed Consolidated Financial Statements

                              GREENVOLT POWER CORP.
                      (A Company in the Development Stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION

        The interim financial statements presented have been prepared by GreenVolt Power Corp. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the nine and three months ended March 31, 2001 and 2000, and from inception April 14, 1998 to March 31, 2001, (b) the financial position at March 31, 2000 and June 30, 2000, and (c) the cash flows for the nine months ended December 31, 2001 and 2000, and from inception April 14, 1998 to March 31, 2001. Interim results are not necessarily indicative of results for a full year.

        The balance sheet presented as of June 30, 2000 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements of GreenVolt Corp. and notes for the years ended June 30, 2000 and 1999 included in the Company's form 8-K dated July 29, 2000.

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

ITEM 2. Management's Discussion and Analysis or Plan of Operations

        GreenVolt Power Corp. (the "Company") is a development stage company, with its operations to date principally consisting of research, development, and testing. Our original focus was Alkaline Fuel Cell technology and the research, development and testing was done under contractual arrangement. The contractual arrangement required monthly reporting and this was done in arrears, and prior to the end of the second quarter the work did not look as promising as we had originally hoped. The contractor assured us that they would be able to correct the deficiencies. Later, the contractor admitted they were not able to improve on their original design. The contract was therefore terminated.

        The company continues to be focused on testing and design of its future products and obtaining patents for technologies that are currently under development. The company has conducted fruitful discussions toward obtaining new Alkaline Fuel Cell technology and an actual fuel cell. New investment funds will be required for further commercialization of this Alkaline Fuel Cell.

        The company has licensed a 12volt, 2 amp Magnesium, Air, Salt Water Fuel Cell that we are currently in the process of testing, and doing market research. The Magnesium, Air, Salt Water Fuel Cells were shown at a Fuel Cell Conference in San Antonio, Texas in April and orders for future delivery are being received daily. At this time, we project June and July delivery on the PM120 Model.

        In January 2001, the company moved to its new manufacturing facility in Orillia, Ontario. To date, we have been tenants with an option to purchase. The company has made a CDN$75,000 down payment toward this purchase. The company continues to function with its officers handling all functions. The company has, in the first three quarters received approximately CDN $400,000 in financing from a private investor, in the form of loans, with the option in the investor to convert the debt into shares of stock in the Company. Through March 31, 2001, the company utilized the proceeds from said private financing to work on Alkaline Fuel Cell technology, acquisition of other Fuel Cell technologies, initial payment on the purchase of the new manufacturing facility, working capital for ongoing administrative and ongoing financing acquisition costs.

        The company's Financial Statements for the period ending March 31, 2001 have been prepared assuming that the company will continue as a going concern. As noted in these Financial Statements, the presence of significant losses, negative working capital together with the uncertainties associated with the company's ability to obtain additional capital, raises doubts as to its ability to continue as a going concern. The company's ability to continue as a going concern will be in doubt until such time as it obtains sufficient new capital to sustain the remaining development expenditures, the ongoing costs associated with the manufacturing facility and the ongoing administrative and fund raising activities. Until that time the company will have to rely on its ability to receive funds under private financing agreements and the sales of its Magnesium, Air, Salt Water Fuel Cells. The company continues to believe it will need US $2,500,000 in additional financing over the next two years in order to complete the necessary research and development, marketing and manufacturing capacity of the acquired Fuel Cell technology including our initial focus on the Alkaline Fuel Cell. The company currently anticipates that it has the ability to raise the necessary US$2,500,000, and is currently in discussion with several private parties whom we believe have the ability and desire to deliver these funds. There can be no guarantee that such discussions will be successfully completed or that additional funding will be available.

        If sufficient funds are not available when needed, the company may be required to downsize its operations; however, if funds become more readily available, the company will implement an energetic plan to scale up manufacturing and sales of its products.

        The statements contained in this Form 10-QSB Report that are not historical facts are "forward-looking statements" and can be identified by the use of forward-looking terminology, such as "believes", "expects", "may", or "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made herein. Registrant does NOT promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Persons reading this Form 10-QSB Report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider all the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

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


ITEM 5. Other Information

        None.


ITEM 6. Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        EXHIBIT NO.          REFERENCE
        3.(i)*               Certificate of Incorporation of GreenVolt Power Corp.
        3.(ii)*              Bylaws


*Incorporated by reference to Registrant's From 10-SB filed on July 6, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Orillia, Ontario, on the 14th day of May 2001.

GREENVOLT POWER CORP.


By    /s/ Thomas Faul
  ------------------------------------------
     Thomas Faul
     Chief Executive Officer