Form 10KSB
period 2001-06-30
GREENVOLT POWER CORP
filed 2001-11-14
CIK 1061688

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended: June 30, 2001
                      Commission File Number: 000-26607

                            GREENVOLT POWER CORP.
                            (formerly Beck & Co.)
                        ------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                   88-0390828
--------------------------------                -------------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)


                               4055 Digby Drive
                       Orillia, Ontario, Canada L3V 6H2
         ---------------------------------------------------------
                   (Address of principal executive offices)


                                (705) 326-1117
                         --------------------------
                         (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES
X    No

         State issuer's revenues for its most recent fiscal year:     $ 0.00

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ]

         As of September 1, 2001, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the common equity was sold, or the closing price of such common equity as of a specified date within the past 60 days (October 31, 2001); was $353,675.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 19,508,740 as of November 1, 2001

         Transitional Small Business Format: YES     NO   X


TABLE OF CONTENTS


PART I


Item 1. Description of Business.....................................................3

Item 2. Description of Property.....................................................8

Item 3. Legal Proceedings...........................................................8

Item 4. Submission of Matters to a Vote of Security Holders.........................8


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ......9

Item 6. Management's Discussion and Analysis or Plan of Operation..................10

Item 7. Financial Statements and Supplementary Data ...............................11

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure........................................12



PART III


Item 9. Directors and Executive Officers...........................................13

Item 10. Executive Compensation....................................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management............15

Item 12. Certain Relationships and Related Transactions............................16

Item 13. Exhibits .................................................................17



PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I.      INTRODUCTION

        GreenVolt Power corp. (formerly Beck & co.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct mail and word of mouth advertising. In August 1999, the company established a retail jewelry presence on the Internet located at www.e-tailjewelry.com. Management initially intended to focus its resources on developing a dynamic e-commerce Internet presence marketing fine jewelry and establishing specialty outlets in small rural communities.

        However, on July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt is a development stage company, and is in the process of developing fuel cell technologies for commercial and industrial use. In connection with this transaction, management of the Company changed, and the Company has disposed of its retail jewelry business in September 2000, by transfer of all jewellery assets and liabilities to Larry Beck a former director of the company. This was done to focus all management attention on GreenVolt's fuel cell business.

        On September 12, 2000, the corporation changed its name from "Beck & Co." to "GreenVolt Power Corp.", in order to better reflect its intended business. The transaction was treated as a reverse merger with GreenVolt Corp being the survivor. The financial statements included herein are those of GreenVolt Corp.

II.     THE GREENVOLT TRANSACTION

        On July 29, 2000 (Effective July 1, 2000), the Company acquired all of the outstanding Common Shares of GreenVolt, Corp., an Ontario, Canada corporation ("GreenVolt"), in a stock for stock exchange wherein the Company issued 12,435,240 shares of its Common Stock to the existing shareholders of GreenVolt, in exchange for 100% of their GreenVolt shares, making GreenVolt Corp. a wholly-owned subsidiary of GreenVolt Power Corp. (the "Company").

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

Thomas Faul      4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2
John Munro       4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2

On the same date, the following persons were appointed as replacement officers to the following offices:

Thomas Faul      President and Chief Executive Officer
John Munro       Secretary, Treasurer and Chief Financial Officer

III.    THE BUSINESS OF THE COMPANY

A.  GreenVolt Power Corp.

        As a result of its acquisition of GreenVolt Corp. and the disposal of its retail jewelry business, the business of the Company as of September 1, 2000, was the business carried on by its wholly-owned subsidiary, GreenVolt Corp. (hereinafter "GreenVolt").

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

        There is also no assurance GreenVolt will be able to locate sufficient capital, or on resonable terms, which will be required to complete development of, and commercialization of the fuel cell technologies. There is no assurance GreenVolt will ultimately prove profitable.


1.  Prior History of GreenVolt

        GreenVolt Corp. was incorporated in 1994 as Flint Energy Inc. to develop ecologically improved power generation technology. The initial developments were systems for High Speed Flywheel Energy Storage. The name of the company was changed to Astris Technology Inc. to further develop Alkaline Fuel Cells for home and stationary electrical power generation. The name was then changed to GreenVolt Corp. to better reflect the Fuel Cell as Green (not being harmful to the environment) and Volt to reflect the electrical power).


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

        In a magnesium-air fuel cell, the magnesium metal (instead of hydrogen) is the fuel that is supplied by fuel cell and the magnesium generates power through a simple electrochemical reaction between the metal, once placed in a saline solution, and oxygen from air. Electricity is produced as the magnesium oxides in the solution.

        The cell consists of magnesium plates, a cathode and a saltwater electrolyte. To recharge the cell when the magnesium is consumed, the plates are replaced and more electrolyte is added. The magnesium contains a lot of eneryg, is easily stored, non-combustible, non polluting and one of the most inexpensive and abundant metals on earth. These advantages provide economic and enviromental incentives for the commercial development of the fuel cell.

3.  The GreenVolt Fuel Cells Under Development

        During the twelve months ending June 30, 2001 GreenVolt undertook a development program to improve the existing technology for the potential commercialization of alkaline fuel cells and in particular the development of superior, low cost electrodes. The development program undertaken was unable to measurably improve on the existing technology and the management of the Company therefore decided that due to the early stage of the fuel cell market and the significant amount of money required to continue with the development of the alkaline fuel cell program, that it would not continue to invest more resources and management time in the alkaline fuel cell technology until such time as the company is better capitalized. The corporation's business and technology development plans are now focused on the acquisition and development of other fuel cell technologies that are more technically and commercially advanced.

        The Company is now focused on acquiring and developing a 12 volt Magnesium/Air/Salt-Water Fuel Cell (hereinafter "MASWFC"), as described above in section 2 "fuel cells". Mr. Thomas Faul is conducting the Research & Development activities of the company on a gratuitous basis. Mr. John Munro is continuing to provide accounting services on a gratuitous basis.

4.  Market

        The principal markets for MASWFC are broad based and include areas that require a supply of 12 volt DC power to any appliance or device. These areas include power supply units for portable, remote location, marine and recreational vehicles and would be of particular interest to marine, outdoor and recreational vehicle users and those that require emergency and backup power supplies for communication equipment, buildings and construction sites.

5.  Variations in size of the MASWFC.

        Currently the Company is hoping to acquire and develop a 12 Volt DC, 5 Amperes MASWFC unit, which is a popular commercial size. Once a demand for other sizes has been identified and established, the Company will research and if practical develop a product for each particular market size so identified.

6.  Magnesium Production

        Magnesium is the most abundant and inexpensive light metal known to man and is easily recovered and converted into usable fuel for the MASWFC.

7.  Source of Fuel Cell Technology

        The Company is hoping to develop MASWFC technology based upon improving existing MASWFC technology with increased power output and efficiency at a lower cost per unit. The corporation is negotiating the acquisition of manufacturing and technology rights, which will include technology sharing, patent protection and territorial rights, in return for as of yet unknown royalty payments.

8.  Competition

        "Fuel Cells 2000" (www.fuelcells.org/fcdevel.html) lists some 370 fuel cell research operations and companies, not including several more of which management of GreenVolt is aware, the bulk of which are likely far better capitalized than is the Company. Most of this fuel cell activity is focused upon proton exchange membrane fuel cell technology with a few companies working on alkaline and other types of fuel cells.

        The Company is aware that a few other companies are working on the development of metal/air fuel cells.

9.  Operating Assets

        The Company's primary assets are all held by its wholly-owned subsidiary, GreenVolt Corp.

Research and development costs have been expensed as they have been incurred.

10.  Patents, Copyrights and Trademarks

The Company and its wholly-owned subsidiary currently hold no copyrights, patents or trademarks.

Additional innovative features developed as a result or the Companies own Research and Development will be subject to patent application as they are developed.

11.  Research and Development Activities

        In the twelve months ending June 30, 2001, the Company expended in excess of US $50,023.00 on research and development.

        The Company anticipates expending additional material amounts in the development of the MASWFC technology in the future. Currently all work performed for the company is on a gratuitous basis. The availability, source and terms for new capital which will be required to complete this development are uncertain at this time, and there is no assurance the Company will be successful in raising the necessary capital, or raising the capital on favorable terms.

12.  Government Regulation and Environmental Concerns

        At the present time, the Company is not required to seek the review of any local, state, federal or international regulatory body in connection with its development activities.

        The MASWFC do not discharge any harmful materials into the environment and thus there are no known environmental regulations that the Company will be subject to.

13.  Seasonal Factors

        The Company is not able to make a comment at this time.

14.   Costs and Effects of Compliance with Environmental Laws.

        The Company is not currently engaged in any business which would require compliance with Federal or State environmental agencies, rules and regulations.

15.  Vendors

There are no single source vendors, and the Company is not dependent on any particular vendor.

16.  Raw Materials

        All raw materials are currently available in the market place. The materials are available in international markets, as well as the domestic market.

17.  Capital

        On April 12, 2000, GreenVolt entered into a letter of understanding to borrow up to US $76,000.00 and the terms of this loan are currently being negotiated between the Compnay and the lenders. This loan commitment was fully funded during the twelve months ending June 30, of 2001. Additional funds from the same source, were also committed and received by the Company for a grand total of US $285,023 dollars. The Company and the lender are still discussing the terms of the whole loan advance including the original understanding for the US $76,000 which is also part of the overall negotiation of terms for this debt. Certain shareholders of the company have commited to provide minimum working capital to fund the limited operations of the Company.

        The Company's capital is currently insufficient to conduct its business. If it is unable to obtain additional capital, the Company will be unable to complete development of its fuel cell technology. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at this date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

18.  Employees

        The Company has two officers performing at no fee for various services.

19.  Going Concern Assumption in Auditor's Report

        The Company's independent auditors, have assumed in connection with rendering thier Independent Auditors Report, that the Company will continue as a going concern, noting "The Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern."

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

ITEM 3.     LEGAL PROCEEDINGS

        There is no litigation outstanding, and management is not aware of any potential claims, which might be asserted.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        A.   Market Information.

        The Company's Common Stock traded over-the-counter on the NASD Bulletin Board Market under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" since September 20, 2000. The closing sales price for the Company's shares as of November 1, 2001, was $0.05.

        Set forth below is the high and low bid information for the Company's Common Stock for the last quarterly period

        Period                   High    Low
        ----------------         ----    ----
        4th Quarter 2001         0.18    0.05


        At November 1, 2001, the Company had approximately 75 Shareholders of record.

        The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

B. Sales of Unregistered Securities from inception through September 1, 2000.


          Amount of Common             Class of Persons            Total               Total
  Date    Stock Sold                   to Whom Sold                Offering Price      Commission      Exemption
------    ------------------           -----------------------     ----------------    ----------      -------------------
  4/98    10,000,000                   Chief Executive Officer     For services           0            Rule 504 & Sec.4(2)
                                                                   rendered valued
                                                                   at $45,950
  4/98     5,000,000                   Accredited Investors        $500                   0            Rule 504 & Sec.4(2)
  6/98        70,000                   Accredited Investors        $7000                  0            Rule 504 & Sec.4(2)
  3/99       147,500                   Accredited investors        $14,750                0            Rule 504 & Sec.4(2)
  7/00    12,435,240                   Shareholders of             $124,352(1)            0            Sec.4(2)
                                       GreenVolt Corp.
  7/00       600,000                   Accredited Investor         $6,000                 0            Sec.4(2)
                                       or consulting services
  11/00     5,000                      Consultant                  $ 5,000                0
  09/01   200,000                      Consultant                  $11,283                0            x4(2)



(1) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Fiscal Years Ended June 30, 2001 and from Inception on April 15, 1998 through June 30, 2001 (audited).

The Company ended its jewelry business effective with the close of business on June 30, 2000 and since there were no new products to market the net sales of the Company for the fiscal year ended June 30, 2001 were US $0.00 compared to $0.00 for the fiscal year ended June 30, 2000 and $97,334. The cost of sales was $0.00 for the fiscal period year ended June 30, 2001 and $0.00 for the fiscal year ended June 30, 2000, respectively resulting in a gross margin for the fiscal year ending June 30, 2001 $0.00 for the fiscal year ended 2000 of $0.00.

The Company incurred operating expenses, including research and development costs of $389,084 for the fiscal year ended June 30, 2001, $507,136 for the fiscal year ended June 30, 2000. The operating expenses for all periods resulted primarily from research and development, general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $389,084 for the year ended June 30, 2001, $564,625 for the year ended June 30, 2000.

Liquidity and Capital Resources for the Year Ended June 30, 2001

At June 30, 2001, the Company had a working capital deficit of $408,110 as compared to working capital deficit of $43,149 at June 30, 2000. The working capital deficit resulted primarily from accrued consultant fees, unpaid professional fees and advances by venture capital bankers. The Company's capital was obtained from loan advances totaling $285,023 to the Company from an investment banking group. The whole of the loan amount including the commitment loan of US $50,023 is currently under negotiation as to terms and conditions by the lenders and the company. There is no assurance that any of these funds advanced by the investment bankers will be repaid unless the Company is able to raise sufficient new capital.

With the change in management and corporate direction in July 2000, the Company, in September 2000 discontinued the retail jewelry business that it had previously been involved in distributed the assets and liabilities of the jewelry business to Larry Beck, a former director of the company. The Company is now focusing all of its business efforts on the development of new fuel cell technologies and in particular the MASWFC. Management is now seeking sources of debt and/or equity capital in order to further capitalize and fund the development of MASWFC technology. The Company has not identified any potential sources of debt or equity financing and cannot predict whether any such financing will in fact be obtained by the Company or on what terms. There is also no assurance that the Company will be successful in developing and commercializing any fuel cells technologies.

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

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Persons reading this Form 10-KSB Report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider all the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited Financial Statements and related Notes and Schedules of GreenVolt Power Corp., including the balance sheets at June 30, 2001 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended June 30, 2001 and 2000, and from inception on April 14, 1998 through June 30, 2001, included elsewhere in this report, have been so included in reliance on the report of Good Swartz Brown & Bern, LLC, for the period ending June 30, 2001 and Hollander Lumer, LLP. for the period ending June 30, 2000 independent certified public accountants, given on the authority of such firm as experts in auditing and accounting.



                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                             CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2001 AND 2000


                                                                2001              2000

CURRENT ASSETS
Cash and cash equivalents                                   $    8,094        $        1
Prepaid value added tax                                            937             1,278
Due from related parties                                             -             2,237
Advances for fuel cell development                                   -            14,466
TOTAL CURRENT ASSETS                                             9,031            17,982
DEPOSITS                                                           990                 -
                                                            $   10,021        $   17,982

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                       $  130,260        $      -
Notes payable - related party                                    2,500             2,500
Advances from third party                                      284,182            40,434
Due to officer                                                     199             1,611
TOTAL LIABILITIES                                              417,141            44,545
NET LIABILITIES OF DISCONTINUED OPERATIONS                           -            16,586
SHAREHOLDERS' DEFICIT
Common stock, $.001 par value; authorized - 200,000,000
shares; issued and outstanding - 18,657,740 shares
on June 30, 2001 and 18,653,500 on June 30, 2000                18,658            18,653
Additional paid in capital                                     629,588           624,593
Deficit accumulated during the development stage            (1,056,455)         (686,157)
Accumulated other comprehensive expense                          1,089              (238)
TOTAL SHAREHOLDERS' DEFICIT                                   (407,120)          (43,149)
                                                            $   10,021        $   17,982

See notes to consolidated financial statements


                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               JUNE 30, 2001 AND 2000

                                                                                     From Inception
                                                                                     April 14, 1998
                                                       June 30,       June 30,             to
                                                        2001           2000          June 30, 2001

REVENUES                                            $       -       $       -        $          -

EXPENSES
General and administrative                            314,823         507,136             881,623
Research and development                               74,261          57,489             131,750
TOTAL EXPENSES                                        389,084         564,625           1,013,373
LOSS FROM CONTINUING OPERATIONS                      (389,084)       (564,625)         (1,013,373)
LOSS FROM DISCONTINUED OF OPERATIONS
Gain on disposition of discontinued operations         20,251               -              20,251
Loss from operations of discontinued business          (1,465)        (61,868)            (63,333)
TOTAL GAIN FROM DISCONTINUED OPERATIONS                18,786         (61,868)            (43,082)
NET LOSS                                             (370,298)       (626,493)         (1,056,455)
OTHER COMPREHENSIVE INCOME (EXPENSE)
Foreign currency translation adjustment                 1,327            (238)              1,089
 COMPREHENSIVE LOSS                                 $(368,971)      $(626,731)        $(1,055,366)
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES          18,657,740      18,653,500          15,742,826
 LOSS PER SHARE                                        $(0.02)         $(0.03)             $(0.07)


See notes to consolidated financial statements


                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                            STATEMENT OF OWNER'S EQUITY


                                                               Common Stock                         Additional
                                                       Shares                Amount              Paid in Capital
 Issuance of common stock for services
      at $.005 per share                             10,000,000              $10,000                  $35,950

 Issuance of common stock for cash
      at $.001 per share                              5,000,000                5,000                   (4,500)

 Issuance of common stock for cash
      at $.010 per share                                 70,000                   70                    6,930

 Net loss from inception on April 14, 1998
      through June 30, 1998
                                                     ----------              -------                  -------
 Balance, June 30, 1998                              15,070,000               15,070                   38,380

 Issuance of common stock for cash
      at $.010 per share                                147,500                  148                   14,602

 Receipt of stock subscription

 Net loss for the year ended June 30, 1999
                                                     ----------              -------                  -------
 Balance, June 30, 1999                              15,217,500               15,218                   52,982

 Cancellation of common stock                        (9,600,000)              (9,600)                   9,600

 Issuance of common stock in exchange
 for common stock of Greenvolt Corp.                 12,435,240               12,435                  562,011

 Issuance of common stock for services                  600,000                  600

 Foreign currency translation adjustment

 Net loss for the year ended June 30, 2000
                                                     ----------              -------                  -------
 Balance, June 30, 2000                              18,652,740               18,653                  624,593

 Issuance of common stock for services                    5,000                    5                    4,995

 Foreign currency translation adjustment

 Net loss for the year ended June 31, 2001

 Balance, June 30, 2001                              18,657,740              $18,658                 $629,588



                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                       STATEMENT OF OWNER'S EQUITY (continued)

                                                                               Other           During the
                                                      Subscription         Comprehensive       Development
                                                       Receivable             Expense             Stage            Total
 Issuance of common stock for services
      at $.005 per share                                $(37,200)                                                 $8,750

 Issuance of common stock for cash
      at $.001 per share                                                                                             500

 Issuance of common stock for cash
      at $.010 per share                                                                                           7,000

 Net loss from inception on April 14, 1998
      through June 30, 1998                                                                        (8,332)        (8,332)
                                                       ---------            --------             --------        -------
 Balance, June 30, 1998                                  (37,200)                  -               (8,332)         7,918

 Issuance of common stock for cash
      at $.010 per share                                                                                          14,750

 Receipt of stock subscription                            37,200                                                  37,200

 Net loss for the year ended June 30, 1999                                                        (51,332)       (51,332)
                                                       ---------            --------             --------        -------
 Balance, June 30, 1999                                        -                   -              (59,664)         8,536

 Cancellation of common stock                                                                                          -

 Issuance of common stock in exchange
 for common stock of Greenvolt Corp.                                            (414)                            574,032

 Issuance of common stock for services                                                                               600

 Foreign currency translation adjustment                                         176                                 176

 Net loss for the year ended June 30, 2000                                                       (626,493)      (626,493)
                                                       ---------            --------             --------        -------
 Balance, June 30, 2000                                        -                (238)            (686,157)       (43,149)

 Issuance of common stock for services                                                                             5,000

 Foreign currency translation adjustment                                       1,327                               1,327

 Net loss for the year ended June 31, 2001                                                       (370,298)      (370,298)

 Balance, June 30, 2001                                $       -              $1,089          $(1,056,455)     $(407,120)



                               GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                         Cumulative
                                                                                         From Inception
                                                                                         April 14, 1998
                                                          June 30,        June 30,             to
                                                          2001            2000           June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(370,298)      $(626,493)         $(994,291)
Adjustments:
Foreign currency translation adjustment                     1,327            (238)             1,089
Fair value of services rendered                             5,000                              5,000
Reverse acquisition                                                       583,582            583,582
Changes in operating assets and liabilities:
   Net liabilities of discontinued operations            (16,586)          16,586                  -
Accounts payable and accrued expenses                    130,260                -            130,260
Note payable - related party
Prepaid value added tax                                      341           (1,278)              (937)
Advances for fuel cell development                        14,466          (14,466)                 -
Deposit                                                     (990)               -               (990)
Due to officer                                            (1,412)           4,111                199
NET CASH USED IN OPERATING ACTIVITIES                   (237,892)         (38,196)          (276,088)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                            -                -                  -
Advance to related parties                                                 (2,237)            (2,237)
Repayment from related parties                             2,237                -              2,237
NET CASH USED IN INVESTING ACTIVITIES                      2,237           (2,237)                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from third party                                243,748           40,434            284,182
Proceeds from issuance of common stock                         -                -                  -
NET CASH PROVIDED BY FINANCING ACTIVITIES                243,748           40,434            284,182
NET INCREASE (DECREASE) IN CASH                            8,093                1              8,094
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR               1                -                  -
CASH AND CASH EQUIVALENTS, END OF THE YEAR                $8,094               $1             $8,094


See notes to consolidated financial statements



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


PART III


ITEM 9.
DIRECTORS AND EXECUTIVE OFFICERS


Name                    Age       Position                        Since
--------------          ---       --------------------------      -------
Thomas Faul             77        President, Chief Executive      7/29/00
                                  Officer

John Munro              60        Chief Financial Officer,        7/29/00
                                  Treasurer, Secretary
                                   and a Director

Ulrich Kretschmar       58        Director, Vice President        9/27/00
                                   - Science

        The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Mr. Thomas Faul/President and a Director

        Thomas Faul, the President and a Director of GreenVolt Power Corp., has been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht
(USA), Century Boat (USA), Dominion Auto Accessaries (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited,, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.Sc. from the University of Toronto, and his M.A.Sc. from University of Toronto.

Mr. John Munro/Secretary, Treasurer and Chief Financial Officer

        John Munro, the Secretary, Treasurer and Chief Financial Officer. Since 1987 Mr. Munro has maintained a private consulting practice, administered a number of trusts, and has acted as Interim Financial Officer for various clients as well as a volunteer board member for a local charity. Between 1961 and 1987, Mr. Munro worked with Syme, Ayers & Co., Coopers & Lybrand, North American Insurance Co., Arawak Trust Company, Brown Brothers Harriman & Co., Hughes Containers Limited, and Monarch Propane Limited, where he served as Director of Finance and Administration. Mr. Munro has a C.A. Degree from the Institute of Chartered Accountants of Ontario.

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

                   Summary Long-Term Compensation
Name/Position       Year      Restricted stock      Options/SARS      LTPI      All other
                                  Award               (#)(1)          Payout    compensation
                                   ($)                                ($)           ($)
Thomas Faul
 Chairman/CEO       2001         21,000                  0             0             0
                    2000              0                  0             0             0


Employment Contracts

        Mr. Thomas Faul does not currently have an employment contract with the Company and the Company does not currently have any employment contract with any other individuals or consultants.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership as of November 1, 2001, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group.

                                        Beneficial             Percentage
Name and Address                        Ownership               of Class(1)

Thomas Faul                             10,446,240                56%
4055 Digby Drive(1)
R.R. 2
Orillia, Ontario L3V 6H2

John Munro                                 932,700                 5%
25739 Warden Ave.,
R. R. # 3
Sutton, ON  L0E 1R0

Ulrich Kretchmar                            62,500
408 Bay St.,
Orillia, ON L3V 3X4


All current directors and
officers as a group (3 persons)


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

        None


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


I       Exhibits

                (1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2001, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2001 and 2000, and from inception on April 15, 1998 through June 30, 2001.

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

                                               GREENVOLT POWER CORP.

                                               /s/ Thomas Faul
                                               --------------------------
                                               Thomas Faul, President and
                                               Chief Executive Officer

                                               /s/ John Munro
                                               --------------------------
                                               John Munro
Date: November 1, 2001                         Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                   Date
------------------         ----------------------------------      -----------------

/s/ Thomas Faul            Chief Executive Officer, President     November 12, 2001
-----------------          and a Director
    Thomas Faul



/s/ John Munro             Chief Financial Officer, Secretary,    November 12, 2001
-----------------          Treasurer and a Director
    John Munro



/s/ Ulrich Kretschmar      Director                                November 12, 2001
---------------------
    Ulrich Kretschmar
