Form 10KSB/A
period 2001-06-30
GREENVOLT POWER CORP
filed 2001-11-16
CIK 1061688

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A

              AMENDMENT TO ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended: June 30, 2001
                      Commission File Number: 000-26607

                            GREENVOLT POWER CORP.
                            (formerly Beck & Co.)
                        -----------------------------
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

Thomas Faul      4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2
John Munro       4055 Digby Drive, R.R. 2, Orillia, Ontario Canada L3V 6H2

On the same date, the following persons were appointed as replacement officers to the following offices:

Thomas Faul      President and Chief Executive Officer
John Munro       Secretary, Treasurer and Chief Financial Officer

III.    THE BUSINESS OF THE COMPANY

A.  GreenVolt Power Corp.

        As a result of its acquisition of GreenVolt Corp. and the disposal of its retail jewelry business, the business of the Company as of September 24, 2000, was the business carried on by its wholly-owned subsidiary, GreenVolt Corp. (hereinafter "GreenVolt").

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

        There is also no assurance GreenVolt will be able to locate sufficient capital, or on reasonable terms, which will be required to complete development of, and commercialization of the fuel cell technologies. There is no assurance GreenVolt will ultimately prove profitable.


1.  Prior History of GreenVolt

        GreenVolt Corp. was incorporated in 1994 as Flint Energy Inc. to develop ecologically improved power generation technology. The initial developments were systems for High Speed Flywheel Energy Storage. The name of the company was changed to Astris Technology Inc. to further develop Alkaline Fuel Cells for home and stationary electrical power generation. The name was then changed to GreenVolt Corp. to better reflect the Fuel Cell as Green (not being harmful to the environment) and Volt to reflect the electrical power.


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

11.  Research and Development Activities

        In the twelve months ending June 30, 2001, the Company expended in excess of US $74,000.00 on research and development.

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

17.  Capital

        On April 12, 2000, GreenVolt entered into a letter of understanding to borrow up to US $76,000.00 and the terms of this loan are currently being negotiated between the Company and the lenders. This loan commitment was fully funded during the twelve months ending June 30, 2001. Additional funds from the same source, were also committed and received by the Company for a grand total of US $224,182 dollars. The Company and the lender are still discussing the terms of the whole loan advance including the original understanding for the CAD $76,000 which is also part of the overall negotiation of terms for this debt. Certain shareholders of the company have commited to provide minimum working capital to fund the limited operations of the Company.

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

19.  Going Concern Assumption in Auditor's Report

The Company's independent auditor's in their Independent Auditors'
Report have added the fourth paragraph regarding going concern, as follows:

"The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty".

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

B. Sales of Unregistered Securities from inception through September 1, 2000.


          Amount of Common             Class of Persons            Total               Total
  Date    Stock Sold                   to Whom Sold                Offering Price      Commission      Exemption
------    ------------------           -----------------------     ----------------    ----------      -------------------
  4/98    10,000,000                   Chief Executive Officer     For services           0            Rule 504 & Sec.4(2)
                                                                   rendered valued
                                                                   at $45,950
  4/98     5,000,000                   Accredited Investors        $500                   0            Rule 504 & Sec.4(2)
  6/98        70,000                   Accredited Investors        $7000                  0            Rule 504 & Sec.4(2)
  3/99       147,500                   Accredited investors        $14,750                0            Rule 504 & Sec.4(2)
  7/00    12,435,240                   Shareholders of             $124,352(1)            0            Sec.4(2)
                                       GreenVolt Corp.
  7/00       600,000                   Accredited Investor         $6,000                 0            Sec.4(2)
                                       For consulting services
  11/00     5,000                      Consultant                  $ 5,000                0
  09/01   200,000                      Consultant                  $11,283                0            x4(2)



(1) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Fiscal Years Ended June 30, 2001 and from Inception on April 15, 1998 through June 30, 2001 (audited).

The Company ended its jewelry business effective with the close of business on September 24, 2000 and since there were no new products to market the net sales of the Company for the fiscal year ended June 30, 2001 were US $0.00 compared to $0.00 for the fiscal year ended June 30, 2000. The cost of sales was $0.00 for the fiscal period year ended June 30, 2001 and $0.00 for the fiscal year ended June 30, 2000, respectively resulting in a gross margin for the fiscal year ending June 30, 2001 $0.00 for the fiscal year ended June 30, 2000 of $0.00.

The Company incurred operating expenses, including research and development costs of $389,084 for the fiscal year ended June 30, 2001, $564,625 for the fiscal year ended June 30, 2000. The operating expenses for all periods resulted primarily from research and development, general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $370,298 for the year ended June 30, 2001, $564,625 for the year ended June 30, 2000.

Liquidity and Capital Resources for the Year Ended June 30, 2001

At June 30, 2001, the Company had a working capital deficit of $408,110 as compared to working capital deficit of $26,563 at June 30, 2000. The working capital deficit resulted primarily from accrued consultant fees, unpaid professional fees and advances by venture capital bankers. The Company's capital was obtained from loan advances totaling $284,182 to the Company from an investment banking group. The whole of the loan amount including the commitment loan of CAD $76,000 is currently under negotiation as to terms and conditions by the lenders and the company. There is no assurance that any of these funds advanced by the investment bankers will be repaid unless the Company is able to raise sufficient new capital.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company required by this item are set forth at the end of this Form 10-KSB at pages F-1 through F-11.


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


(A) Related Transactions

        None


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


I       Exhibits

                (1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2001, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2001 and 2000, and from inception on April 15, 1998 through June 30, 2001 (herewith attached).

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


Signature                  Title                                   Date
------------------         ----------------------------------      -----------------

/s/ Thomas Faul            Chief Executive Officer, President     November 12, 2001
-----------------          and a Director
    Thomas Faul



/s/ John Munro             Chief Financial Officer, Secretary,    November 12, 2001
-----------------          Treasurer and a Director
    John Munro



/s/ Ulrich Kretschmar      Director                               November 12, 2001
---------------------
    Ulrich Kretschmar





                                  GREENVOLT POWER CORP.
                          (A Company in the Development Stage)

                                  FINANCIAL STATEMENTS
                          YEARS ENDED JUNE 30, 2001 AND 2000


                                  GREENVOLT POWER CORP.
                          (A Company in the Development Stage)
                             INDEX TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001 AND 2000


Independent Auditors' Report...........................................................F-1

Independent Auditors' Report...........................................................F-2

Consolidated Balance Sheets as of June 30, 2001 and 2000...............................F-3

Consolidated Statements of Operations
for the Years Ended June 30, 2001 and 2000.............................................F-4

Consolidated Statements of Stockholders' Deficit from Inception April 14, 1998 to
June 30, 2001..........................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001 and 2000.......F-6

Notes to Consolidated Financial Statements as of June 30, 2001 and 2000................F-7


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GreenVolt Power Corp. (A company in the development stage) Orillia, Canada

We have audited the accompanying consolidated balance sheet of GreenVolt Power Corp. (a company in the development stage) as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and the cumulative for the period from inception April 14, 1998 through June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenVolt Power Corp. (a company in the development stage) as of June 30, 2001, and the results of its operations and its cash flows for the year then ended and the cumulative for the period from inception April 14, 1998 through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty.


GOOD SWARTZ BROWN & BERNS LLP

Los Angeles, California
October 24, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GreenVolt Power Corp. (A company in the development stage)

We have audited the accompanying consolidated balance sheet of GreenVolt Power Corp. (a company in the development stage) (See Note 1 of Notes to Consolidated Financial Statements) to as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenVolt Power Corp. (a company in the development stage) as of June 30, 2000, and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty.

HOLLANDER, LUMER & CO. LLP

Los Angeles, California
September 29, 2000

                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                             CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2001 AND 2000


                                                                2001              2000

CURRENT ASSETS
Cash and cash equivalents                                   $    8,094        $        1
Prepaid value added tax                                            937             1,278
Due from related parties                                             -             2,237
Advances for fuel cell development                                   -            14,466
                                                               -------            -------
TOTAL CURRENT ASSETS                                             9,031            17,982
DEPOSITS                                                           990                 -
                                                               -------            -------
TOTAL ASSETS                                                $   10,021       $    17,982
                                                               =======            =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                       $  130,260        $      -
Notes payable - related party                                    2,500             2,500
Advances from third party                                      284,182            40,434
Due to officer                                                     199             1,611
                                                               -------           --------
TOTAL CURRENT LIABILITIES                                      417,141            44,545
                                                               -------           --------
NET LIABILITIES OF DISCONTINUED OPERATIONS                           -            16,586
                                                               -------           --------
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; authorized - 20,000,000
shares; issued and outstanding - 18,657,740 shares
on June 30, 2001 and 18,653,500 on June 30, 2000                18,658            18,653
Additional paid in capital                                     510,516           505,521
Deficit accumulated during the development stage              (937,383)         (567,085)
Accumulated other comprehensive expense                          1,089              (238)
                                                              ---------         ---------
TOTAL STOCKHOLDERS' DEFICIT                                   (407,120)          (43,149)

                                                            $   10,021        $   17,982
                                                              =========         =========
See notes to consolidated financial statements


                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                     From Inception
                                                                                     April 14, 1998
                                                       June 30,       June 30,             to
                                                        2001           2000          June 30, 2001

REVENUES                                            $       -       $       -        $          -

EXPENSES
General and administrative                            314,823         507,136             824,419
Research and development                               74,261          57,489             131,750
TOTAL EXPENSES                                        389,084         564,625             956,169
LOSS FROM CONTINUING OPERATIONS                      (389,084)       (564,625)           (956,169)
LOSS FROM DISCONTINUED OF OPERATIONS
Gain on disposition of discontinued operations         20,251               -              20,251
Loss from operations of discontinued business          (1,465)              -              (1,465)
TOTAL GAIN FROM DISCONTINUED OPERATIONS                18,786               -              18,786
NET LOSS                                             (370,298)       (564,625)           (937,383)
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES          18,657,740      18,653,500          15,742,826
 LOSS PER SHARE                                        $(0.02)         $(0.03)             $(0.07)


See notes to consolidated financial statements


                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FROM INCEPTION APRIL 14, 1998 TO JUNE 30, 2001

                                                               Common Stock                         Additional
                                                       Shares                Amount              Paid in Capital
 Issuance of common stock for services
      at $.005 per share                             10,000,000              $10,000                  $35,950

 Issuance of common stock for cash
      at $.001 per share                              5,000,000                5,000                   (4,500)

 Issuance of common stock for cash
      at $.010 per share                                 70,000                   70                    6,930

 Net loss from inception on April 14, 1998
      through June 30, 1998
                                                     ----------              -------                  -------
 Balance, June 30, 1998                              15,070,000               15,070                   38,380

 Issuance of common stock for cash
      at $.010 per share                                147,500                  148                   14,602

 Receipt of stock subscription

 Net loss for the year ended June 30, 1999
                                                     ----------              -------                  -------
 Balance, June 30, 1999                              15,217,500               15,218                   52,982

 Cancellation of common stock                        (9,600,000)              (9,600)                   9,600

 Issuance of common stock in exchange
 for common stock of Greenvolt Corp.                 12,435,240               12,435                  442,939

 Issuance of common stock for services                  600,000                  600

 Foreign currency translation adjustment

 Net loss for the year ended June 30, 2000
                                                     ----------              -------                  -------
 Balance, June 30, 2000                              18,652,740               18,653                  505,521

 Issuance of common stock for services                    5,000                    5                    4,995

 Foreign currency translation adjustment

 Net loss for the year ended June 31, 2001

 Balance, June 30, 2001                              18,657,740              $18,658                 $510,516



                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)

                                                                               Other           During the
                                                      Subscription         Comprehensive       Development
                                                       Receivable             Expense             Stage            Total
 Issuance of common stock for services
      at $.005 per share                                $(37,200)                                                 $8,750

 Issuance of common stock for cash
      at $.001 per share                                                                                             500

 Issuance of common stock for cash
      at $.010 per share                                                                                           7,000

 Net loss from inception on April 14, 1998
      through June 30, 1998                                                                        (8,332)        (8,332)
                                                        ---------             --------            --------        -------
 Balance, June 30, 1998                                  (37,200)                  -               (8,332)         7,918

 Issuance of common stock for cash
      at $.010 per share                                                                                          14,750

 Receipt of stock subscription                            37,200                                                  37,200

 Net loss for the year ended June 30, 1999                                                        (51,332)       (51,332)
                                                        ---------             --------            --------        -------
 Balance, June 30, 1999                                        -                   -              (59,664)         8,536

 Cancellation of common stock                                                                                          -

 Issuance of common stock in exchange
 for common stock of Greenvolt Corp.                                            (414)              57,204        512,164

 Issuance of common stock for services                                                                               600

 Foreign currency translation adjustment                                         176                                 176

 Net loss for the year ended June 30, 2000                                                       (564,625)      (564,625)
                                                        ---------             --------           --------        -------
 Balance, June 30, 2000                                        -                (238)            (567,085)       (43,149)

 Issuance of common stock for services                                                                             5,000

 Foreign currency translation adjustment                                       1,327                               1,327

 Net loss for the year ended June 31, 2001                                                       (370,298)      (370,298)

 Balance, June 30, 2001                                $       -              $1,089            $(937,383)     $(407,120)


                                GREENVOLT POWER CORP.
                        (A Company in the Development Stage)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                         Cumulative
                                                                                         From Inception
                                                                                         April 14, 1998
                                                          June 30,        June 30,             to
                                                          2001            2000           June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(370,298)      $(564,625)         $(937,383)
Adjustments:
Foreign currency translation adjustment                     1,327            (238)             1,089
Fair value of services rendered                             5,000                              5,000
Reverse acquisition                                                       524,250            524,250
Changes in operating assets and liabilities:
   Net liabilities of discontinued operations            (16,586)          16,586                  -
Accounts payable and accrued expenses                    130,260                -            130,260
Note payable - related party
Prepaid value added tax                                      341           (1,278)              (937)
Advances for fuel cell development                        14,466          (14,466)                 -
Deposit                                                     (990)               -               (990)
Due to officer                                            (1,412)           1,305              2,353
NET CASH USED IN OPERATING ACTIVITIES                   (237,892)         (38,196)          (276,088)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                            -                -                  -
Advance to related parties                                                 (2,237)            (2,237)
Repayment from related parties                             2,237                -              2,237
NET CASH USED IN INVESTING ACTIVITIES                      2,237           (2,237)                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from third party                                243,748           40,434            284,182
Proceeds from issuance of common stock                         -                -                  -
NET CASH PROVIDED BY FINANCING ACTIVITIES                243,748           40,434            284,182
NET INCREASE (DECREASE) IN CASH                            8,093                1              8,094
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR               1                -                  -
CASH AND CASH EQUIVALENTS, END OF THE YEAR                $8,094               $1             $8,094
NON CASH INVESTING AND FINANCING ACTIVITES
Common stock issued for services                          $5,000         $524,250           $529,250
                                                        ========        =========          =========
See notes to consolidated financial statements


                                  GREENVOLT POWER CORP.
                          (A Company in the Development Stage)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of significant accounting policies and business activity

                Business activity

                        GreenVolt Power Corp. (formerly Beck & Co.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ended June 30, 2000, the Company has a limited amount of sales, which are included in the loss from operations of discontinued business.

                        On July 29, 2000, the Company acquired all of the outstanding shares of GreenVolt Corp. ("GreenVolt"), a Canadian corporation in a stock for stock exchange. GreenVolt is a development stage company, and is in the process of developing a fuel cell technologies for commercial and industrial use. Pursuant to the terms of the merger agreement, the Company acquired all of the outstanding common stock of GreenVolt and issued 12,435,250 shares of its common stock to the shareholders of GreenVolt, making GreenVolt a wholly-owned subsidiary of the Company. Also, as part of the agreement, the Company's old shareholders gave back and canceled for no consideration, 9,600,000 shares of the Company's outstanding common stock owned by them. The Company's old shareholders continued to hold 5,617,500 shares. Furthermore, the Company's old shareholders forgave all advances or loans made to the Company except for $15,000. The Company also issued 600,000 shares to an investment banker.

                        For accounting purposes, the transactions were treated as an acquisition of the Company by GreenVolt and as a recapitalization of GreenVolt Corp. The historical financial statements prior to the acquisition become those of GreenVolt even though they were labeled as those of the Company. In the recapitalization, historical shareholders' equity of GreenVolt prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of GreenVolt. Basic loss per share prior to the merger was restated to reflect the number of equivalent shares received by shareholders of GreenVolt.

                        On September 12, 2000, the Company changed its name to GreenVolt Power Corp. and its fiscal year end from March 31 to June 30 in order to coincide with the fiscal year end of GreenVolt.

                Start-up activities

                        Costs of start-up activities and organizational costs were expensed as incurred.

                Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management, to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Fair value of financial instruments

                        The Company's financial instruments consist of cash equivalents, accrued expenses, and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

                Research and development costs

                        Research and development costs are expensed as incurred.

                Stock-based compensation

                        Transactions in which goods or services are received in exchange for equity instruments are accounted for on the basis of the fair value of the consideration received.

                Foreign currency translation

                        The Company is using the Canadian dollar as their functional currency. Assets and liabilities are translated into U.S. dollar at period-end exchange rates. Income statement amounts are translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity until the Company is sold or liquidated.

                Income taxes

                        The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2.      Disclosure of certain significant risks and uncertainties

                Going concern

                        The Company has accumulated net losses of over $900,000 and negative working capital of almost $400,000 as of June 30, 2001. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary testing required to begin the marketing of the products and generate commercial revenues sufficient to fund ongoing operations. There can be no guarantee that any additional financing will be available on terms favorable to the Company or its shareholders or that the marketing of its products will be successful. Certain shareholders of the Company have committed to fund the minimal continuing operating cost. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                Dependence on key personnel

                        The success of the Company is largely dependent on the personal efforts of Mr. Thomas Faul, the founder and CEO of the Company. The loss of Mr. Faul could have a materially adverse effect on the Company's operations.

                Other risks and uncertainties

                        The Company is subject to various risks and uncertainties, which are frequently encountered by companies in early stage of development. Such risks and uncertainties include, but are not limited to, its limited operating history and a lack of awareness of the Company's product.

3.      Related party transactions

                Due from related parties is comprised of non-interest bearing advances, which are due on demand from companies owned by Thomas Faul, a majority stockholder of the Company. As of June 30, 2000 the Company had $2,214 due from Rama Wheel Corporation and $23 due from Teckserve Limited. As of June 30, 2001 there were no advances to related parties.

4.      Deposit - fuel cell development

                Under the Technology Development Agreement with Fuel Cell Technologies Ltd. ("FTC"), the Company advanced $33,500 to FTC for initial funding for fuel cell development. As of June 30, 2001 and 2000 there was a balance of $0 and $14,466, respectively, remaining from the initial advance.

5.      Advances from Third Party

                The Company entered into a financing agreement with a third party. Under the agreement, the third party has advanced, to the Company, a non-interest bearing amount of $284,182 and $40,434 as of June 30, 2001 and 2000, respectively. In consideration for the advance, the Company agreed to issue, to the third party, debentures that can be converted into the Company's Common Stock at CDN$0.15 per share. As of June 30, 2001 none of the advances has been converted into stock. The Company and the lender are renegotiating the terms of these advances.

6.      Due to officer

                Due to officer consists of non-interest bearing advances to the Company by Thomas Faul, a majority stockholder of the Company. Repayment is due upon demand.

7.      Stockholders' deficit

                In October 2000, the Company issued 5,000 shares of common stock valued at $1.00 per share for professional services rendered.


8. Gain on discontinued operations

                On September 24, 2000, the Company discontinued its Internet jewelry business and distributed its assets and liabilities to a stockholder. The gain resulting from the discontinued operations is as follows:

                Net Assets                                      $  12,864
                Liabilities assumed                               (33,115)
                                                                 --------
                Net gain on discontinued operations             $ (20,251)
                                                                 ========

9.      Income taxes

For the year ended June 30, 2001, the provision for income tax benefit (in thousand) consists of the following:

                                                            June 30,
                                                           ---------
                                                         2001      2000
               Deferred:                               ------     ------
                  Federal                             $     -    $     -
                  State                                     -          -
                  Benefit of net operating loss           124        213
                  Valuation allowance                    (124)      (213)
                                                       ------     ------
                                                      $     -    $     -
                                                       ------     ------

Deferred taxes are provided for the tax effects of net operating loss (NOL) carryforwards in the reporting of income for financial statement and income tax reporting purposes, and arise principally from the use of different methods in reporting deductions for depreciation, non-cash compensation and loss from foreign entity. The NOL carryforwards as of June 30, 2001 and 2000 approximately $500,000 and $120,000 expire at varying dates through 2021.

10.     Subsequent events

Subsequent to June 30, 2001, the Company issued 200,000 of common stock valued at $.056 per share to a consultant as a payment of outstanding invoices.