Form 10-Q
period 2001-09-30
GREENVOLT POWER CORP
filed 2001-12-14
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


Commission File Number               000-26607
                       ---------------------------------------------------------


                              GREENVOLT POWER CORP
             (Exact name of registrant as specified in its charter)

                   NEVADA                                88-0390828
--------------------------------------     -------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                4055 Digby Drive, Orilla, Ontario Canada L3V 6H2
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (705) 326-1117
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_      No


19,508,740 Common Shares were outstanding as of September 30, 2001
----------

                              GREENVOLT POWER CORP


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

               Condensed Balance Sheets
                 September 30, 2001 (Unaudited) and June 30, 2001              1

               Statements of Income
                 Three months ended September 30, 2001 (Unaudited              2

               Condensed Statements of Cash Flows
                 three months ended September 30, 2001                         3

               Selected Notes to Condensed Financial Statements (Unaudited)    4


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               5


PART II. OTHER INFORMATION                                                   6-7

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                           Consolidated Balance Sheet
                               September 30, 2001
                                    Unaudited
                      ------------------------------------

                                                                09/30/01         06/30/01
                                                              ------------     ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                        $      1,184     $      8,094
  Accounts receivable                                               11,687           11,686
  Other current assets                                                 987              987
                                                              ------------     ------------
      Total Current Assets                                    $     13,858     $     20,767

PROPERTY AND EQUIPMENT
  Property and equipment - net of accumulated depreciation               0                0

OTHER ASSETS
  Due from subsidiaries                                       $          0     $          0
  Due from related parties                                               0                0
  Note receivable                                                        0                0
                                                              ------------     ------------
                                                              $          0     $          0
                                                              ------------     ------------
      TOTAL ASSETS                                            $     13,858     $     20,767
                                                              ============     ============

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                    $    123,419     $    129,619
  Note payable - bank                                                    0                0
  Advances from Investment Bankers                                 284,023          284,023
  Other current liabilities                                              0                0
                                                              ------------     ------------
      Total Current Liabilities                               $    407,442     $    413,642

OTHER LIABILITIES
  Advances from shareholders                                           199              199

EQUITY
  Issued common stock                                         $     15,468     $     15,218
  Paid in capital                                                   60,196           57,981
  Retained earnings (deficit) - prior periods                     (466,273)        (114,804)
  Retained earnings (deficit) - current period                      (3,174)        (351,469)
                                                              ------------     ------------
      Total Equity                                            $   (393,783)    $   (393,074)
                                                              ------------     ------------
      TOTAL LIABILITIES AND EQUITY                            $     13,858     $     20,767
                                                              ============     ============


                 See Accompanying Notes to Financial Statements                2

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                  Consolidated Statement of Income and Expenses
                  For the Three Months Ended September 30, 2001
                                    Unaudited
               ---------------------------------------------------

SALES
  Merchandise                                                           $           0

COST OF SALES
  Purchases - merchandise                               $           0
  Other Costs                                                       0
                                                        -------------
      Total Cost of Sales                                                           0
                                                                        -------------
      GROSS PROFIT                                                      $           0

OPERATING EXPENSES
  Salaries, wages                                       $           0
  Research and development                                        405
  Office expense                                                2,555
  Professional services                                             0
  Rent, etc.                                                      214
                                                        -------------
      Total Operating Expenses                                                  3,174
                                                                        -------------
      NET INCOME (LOSS) BEFORE TAXES                                    $      (3,174)
                                                                        =============



                 See Accompanying Notes to Financial Statements                3

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                   Consolidated Statement of Retained Earnings
                  For the Three Months Ended September 30, 2001
                                    Unaudited
               ---------------------------------------------------


Retained Earnings - Beginning                           $    (466,273)

  Net Income (Loss)                                            (3,174)
                                                        -------------

    Retained Earnings - Ending                                          $    (469,447)
                                                                        =============



                 See Accompanying Notes to Financial Statements                4

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                       Consolidated Statement of Cashflows
                  For the Three Months Ended September 30, 2001
                                    Unaudited
               ---------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                    $     (3,174)
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and amortization                                               0
    Decrease (increase) in assets:
      Sales contracts receivable                                                  0
      Inventory                                                                   0
      Other current assets                                                        0
    Increase (decrease) in liabilities:
      Accounts payable - trade                                               (6,200)
      Note payable - bank                                                         0
      Contracts payable - equipment - short term                                  0
      Other current liabilities                                                   0
                                                                                  0
        Net cash provided by
          operating activities                                         $     (9,374)
                                                                       ------------
Cash flows from investing activities:
  Issued common stock/warrants                                         $        250
  Capital paid in                                                             2,214
                                                                       ------------
        Net cash provided by (used for)
          investing activities                                         $      2,464
                                                                       ------------
Cash flows from financing activities:
  Increase (decrease) of contracts
    payable - equipment                                                $          0
                                                                       ------------
        Net cash provided by (used for)
          financing activities                                         $          0
                                                                       ------------
        Increase (decrease) in cash                                    $     (6,910)

Cash - beginning of period                                                    8,094
                                                                       ------------
Cash - end of period                                                   $      1,184
                                                                       ============


                 See Accompanying Notes to Financial Statements                5

                              GREENVOLT POWER CORP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Summary of Significant Accounting Policies

         NATURE OF ORGANIZATION

         The Company was formed in Nevada in April, 1998 as Beck & Co., and initially was active as a retail jewelry sales company. In July, 2000, the Company acquired 100% of the outstanding shares of GreenVolt Corp., a company established in Ontario, Canada. GreenVolt Corp. is a development stage company, and is in the process of developing fuel cell technologies for commercial and industrial use. The company has since terminated its activity in the retail jewelry business, and has changed its name, effective September 12, 2000, to GreenVolt Power Corp.

         ACCOUNTS RECEIVABLE

         The Company intends to use the allowance method to account for bad debts. This method provides allowances for doubtful receivables equal to the estimated losses that will be incurred in the collection of receivables.

         PROPERTY

         Property and equipment is stated at cost. Depreciation is computed using the straight line method, and is charged to expense based upon the estimated useful lives of the assets. Expenses for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

         INVENTORY

         The Company's inventory consists of parts, supplies and finished merchandise. Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

                              GREENVOLT POWER CORP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2.  Condensed Financial Statements:

         The condensed balance sheet as of September 30, 2001, the statement of operations for the three-month period ended September 30, 2001, and the condensed statement of cash flows for the three month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


                              GREENVOLT POWER CORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         There were no sales during the three months ended September 30, 2001. During the same period the Company expended operating expenses of $3,174 for a net loss of $3,174, as the Company developed its product.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GREENVOLT POWER CORP


Date:  December 13, 2001                By: /s/ Thomas Faul
                                            ------------------------------------
                                            Thomas Faul
                                            Chief Executive Officer and Director