Form 10-Q
period 2002-03-31
GREENVOLT POWER CORP
filed 2002-05-24
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number              000-26607
                       ---------------------------------------------------------


                              GREENVOLT POWER CORP.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                88-0390828
                 ------                                ----------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____


19,508,740 Common Shares were outstanding as of March 31, 2002
----------

                              GREENVOLT POWER CORP.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

             Condensed Balance Sheets
                March 31, 2002 (Unaudited) and June 30, 2001                  1

             Statements of Income
                Nine months ended March 31, 2002 (Unaudited)                  2

             Condensed Statements of Cash Flows
                Nine months ended March 31, 2002                              4

             Selected Notes to Condensed Financial Statements (Unaudited)     5


   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6


PART II. OTHER INFORMATION                                                  6-7

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                           Consolidated Balance Sheet
                                 March 31, 2002
                                    Unaudited
                      ------------------------------------

                                                                 03/31/02        06/30/01
                                                              ------------     ------------
                                   ASSETS
CURRENT ASSETS
  Cash                                                        $      2,701     $      8,094
  Accounts receivable                                               11,687           11,686
  Other current assets                                                 987              987
                                                              ------------     ------------
      Total Current Assets                                    $     15,375     $     20,767

PROPERTY AND EQUIPMENT
  Property and equipment - net of accumulated depreciation               0                0

OTHER ASSETS
  Due from subsidiaries                                       $          0     $          0
  Due from related parties                                               0                0
  Note receivable                                                        0                0
                                                              ------------     ------------
                                                              $          0     $          0
                                                              ------------     ------------
      TOTAL ASSETS                                            $     15,375     $     20,767
                                                              ============     ============

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                    $    123,419     $    129,619
  Note payable - bank                                                    0                0
  Advances from Investment Bankers                                 284,023          284,023
  Other current liabilities                                              0                0
                                                              ------------     ------------
      Total Current Liabilities                               $    407,442     $    413,642

OTHER LIABILITIES
  Advances from shareholders                                           199              199

EQUITY
  Issued common stock                                         $     15,468     $     15,218
  Paid in capital                                                   66,340           57,981
  Retained earnings (deficit) - prior periods                     (466,273)        (114,804)
  Retained earnings (deficit) - current period                      (7,801)        (351,469)
                                                              ------------     ------------
      Total Equity                                            $   (392,266)    $   (393,074)
                                                              ------------     ------------
      TOTAL LIABILITIES AND EQUITY                            $     15,375     $     20,767
                                                              ============     ============


See Accompanying Notes to Financial Statements                                 1

                     G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                  Consolidated Statement of Income and Expenses
                    For the Nine Months Ended March 31, 2002
                                    Unaudited
               ---------------------------------------------------


SALES
  Merchandise                                                        $      4,383

COST OF SALES
  Purchases - merchandise                           $        762
  Other Costs                                                  0
                                                    ------------
      Total Cost of Sales                                                     762
                                                                     ------------
      GROSS PROFIT                                                   $      3,621

OPERATING EXPENSES
  Salaries, wages                                   $          0
  Research and development                                   405
  Office expense                                           4,771
  Postage, etc.                                              525
  Professional services                                    4,885
  Rent, maintenance, etc.                                    442
  Telephone                                                  394
                                                    ------------
      Total Operating Expenses                                             11,422
                                                                     ------------
      NET INCOME (LOSS) BEFORE TAXES                                 $     (7,801)
                                                                     ============


See Accompanying Notes to Financial Statements                                 2

                      G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                   Consolidated Statement of Retained Earnings
                    For the Nine Months Ended March 31, 2002
                                    Unaudited
                 -----------------------------------------------


Retained Earnings (Deficit) - Beginning                   $   (466,273)

  Net Income (Loss)                                             (7,801)
                                                          ------------

    Retained Earnings (Deficit) - Ending                                   $   (474,074)
                                                                           ============


See Accompanying Notes to Financial Statements                                 3

                      G r e e n V o l t  P o w e r  C o r p.
                            Orillia, Ontario, Canada

                       Consolidated Statement of Cashflows
                    For the Nine Months Ended March 31, 2002
                                    Unaudited
                  ---------------------------------------------


Cash flows from operating activities:
  Net income (loss)                                                   $     (7,801)
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and amortization                                              0
    Decrease (increase) in assets:
      Sales contracts receivable                                                (1)
      Inventory                                                                  0
      Other current assets                                                       0
    Increase (decrease) in liabilities:
      Accounts payable - trade                                              (6,200)
      Note payable - bank                                                        0
      Contracts payable - equipment - short term                                 0
      Other current liabilities                                                  0
                                                                                 0
                                                                      ------------
        Net cash provided by
          operating activities                                        $    (14,002)
                                                                      ------------
Cash flows from investing activities:
  Issued common stock/warrants                                        $        250
  Capital paid in                                                            8,359
                                                                      ------------
        Net cash provided by (used for)
          investing activities                                        $      8,609
                                                                      ------------
Cash flows from financing activities:
  Increase (decrease) of contracts
    payable - equipment                                               $          0
                                                                      ------------
        Net cash provided by (used for)
          financing activities                                        $          0
                                                                      ------------
        Increase (decrease) in cash                                   $     (5,393)

Cash - beginning of period                                                   8,094
                                                                      ------------
Cash - end of period                                                  $      2,701
                                                                      ============


See Accompanying Notes to Financial Statements                                 4

                              GREENVOLT POWER CORP.
                            ORILLIA, ONTARIO, CANADA

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                              GREENVOLT POWER CORP.
                            ORILLIA, ONTARIO, CANADA

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                    UNAUDITED


NOTE 2 - CONDENSED FINANCIAL STATEMENTS:

The condensed balance sheet as of March 31, 2002, the statement of operations for the nine-month period ended March 31, 2002, and the condensed statement of cash flows for the nine month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         There were sales of $4,383 during the nine months ended March 31, 2002. During the same period the Company expended operating expenses of $11,422 for a net loss of $7,801, as the Company developed its product.


                           PART II. OTHER INFORMATION
                                    -----------------



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended March 31, 2002

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GREENVOLT POWER CORP.


Date: May 23, 2002                      By: /s/ Thomas Faul
                                            ----------------
                                            Thomas Faul
                                            Chief Executive Officer and Director