Form 10KSB
period 2002-06-30
SATELLITE ENTERPRISES CORP
filed 2002-11-18
CIK 1061688

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended: June 30, 2002
                        Commission File Number: 000-26607

                           SATELLITE ENTERPRISES CORP.
                        (formerly GreenVolt Power Corp.)
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

                         Nevada                      88-0390828
           ---------------------------------     -------------------
              (State or other jurisdiction        (I.R.S. Employer
           of incorporation or organization)     Identification No.)


                              20 VARCREST PLACE NW
                        CALGARY, ALBERTA, CANADA T3A 0B9
                    ----------------------------------------
                    (Address of principal executive offices)


                                  403-650-6586
                           --------------------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

             Title of each class               Name of each exchange
                                               on which registered

             None.

         Securities registered under Section 12(g) of the Exchange Act:

             Title of each class               Name of each exchange
                                               on which registered

             Common Stock, $0.001 par value    None (OTC Bulletin Board)


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

         State issuer's revenues for its most recent fiscal year:     $0.00

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 24, 2002; was $1,448.58.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 258,553 as of September 15, 2002.

         Transitional Small Business Format: YES     NO   X

TABLE OF CONTENTS


PART I


Item 1. .................................................................Description of Business   [3]

Item 2. .................................................................Description of Property   [6]

Item 3. .......................................................................Legal Proceedings   [6]

Item 4. .....................................Submission of Matters to a Vote of Security Holders   [6]


PART II

Item 5. ...................Market for Registrant's Common Equity and Related Stockholder Matters   [7]

Item 6. ...............................Management's Discussion and Analysis or Plan of Operation   [8]

Item 7. .............................................Financial Statements and Supplementary Data   [9]

Item 8. ....Changes In and Disagreements With Accountants on Accounting and Financial Disclosure   [10]


PART III


Item 9. ........................................................Directors and Executive Officers   [10]

Item 10. .................................................................Executive Compensation   [11]

Item 11. .........................Security Ownership of Certain Beneficial Owners and Management   [11]

Item 12. .........................................Certain Relationships and Related Transactions   [12]

Item 13. ...............................................................................Exhibits   [12]

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I. INTRODUCTION

         Satellite Enterprises Corp. (formerly GreenVolt Power Corp.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct mail and word of mouth advertising.

        On July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt was in the process of developing fuel cell technologies for commercial and industrial use. In connection with this transaction, management of the Company changed, and the Company disposed of its retail jewelry business in September 2000, by transfer of all jewelry assets and liabilities to Larry Beck, a former director of the company. In connection with such transaction, the Company changed its name from Beck & Co., Inc. to GreenVolt Power Corp.

         On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company's common stock from Thomas L Faul. Such shares represent approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the

Company's sole officer and director, after appointing Robert Hodge as the Company's new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly-owned subsidiary, GreenVolt Corp., to Faul.

         The Company intends to seek to acquire or merge with an existing business. New management is currently investigating the financial condition of the Company, and will determine the future direction of the Company as soon as possible.

         On August 28, 2002, the Board of Directors of the Company resolved to change the name of the Company to Satellite Enterprises Corp., and on September 15, 2002, the Company completed a one-for-one-hundred reverse stock split (the "Reverse Stock Split") of its outstanding common stock.


III. THE BUSINESS OF THE COMPANY - AS OF JUNE 30, 2002

A.       Business as of September 1, 2002

         As of September 1, 2002, the business of the company remains to be determined. The Company is seeking to provide consulting services to management of private companies, or to acquire a private company.


B.       Business as of fiscal year ended June 30, 2002: GreenVolt Corp.

         As of June 30, 2002, the business of the Company was conducted through its then wholly-owned subsidiary, GreenVolt Corp (hereinafter "GreenVolt"). As of August 28, 2002, the Company has discontinued this business entirely as a result of the sale of GreenVolt to Thomas L. Faul.

         Because GreenVolt was still in the research and development stage with respect to its fuel cell technology, the following discussion is primarily prospective, and discusses what GreenVolt's management plans to do. GreenVolt was not successful in developing or commercializing its fuel cell technology.


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

3.       The GreenVolt Fuel Cells Under Development

         During the twelve months ending June 30, 2002 GreenVolt's focused on the acquisition and development of other fuel cell technologies that are more technically and commercially advanced. GreenVolt changed its business plan to attempt to acquire and develop a 12 volt Magnesium/Air/Salt-Water Fuel Cell (hereinafter "MASWFC"). The Company attempted to develop MASWFC technology based upon improving existing MASWFC technology with increased power output and efficiency at a lower cost per unit. The Company was unsuccessful in these efforts.

4.       Competition

         "Fuel Cells 2000" (www.fuelcells.org/fcdevel.html) lists some 370 fuel cell research operations and companies, the bulk of which are far better capitalized than the Company. Most of this fuel cell activity is focused upon proton exchange membrane fuel cell technology with a few companies working on alkaline and other types of fuel cells. Accordingly, the Company experienced significant competition for resources, capital and market share in its business.

5.       Operating Assets

         The Company's primary assets as of June 30, 2002 were all held by its then wholly-owned subsidiary, GreenVolt Corp. Research and development costs have been expensed as they have been incurred.

6.       Research and Development Activities

         In the twelve months ending June 30, 2002, the Company expended in excess of US$ 0.00 on research and development, all of which was expensed as incurred.

7.       Capital

         On April 12, 2000, the Company entered into an agreement pursuant to which the Company ultimately borrowed approximately $285,000 certain lenders. The Company is in default of such loans, which are convertible into common stock of the Company, and the lenders are discussing the terms of a settlement with the Company. The Company has no ability to repay any of its debts or obligations at the present time, and is seeking to negotiate with the lenders to convert the debt into common stock of the Company. There is no assurance that any agreement will be reached with the lenders.

         The Company's capital is currently insufficient to conduct its business. If it is unable to obtain additional capital, the Company will be unable to continue any operations. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at this date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

8.       Employees

         The Company has one employee, Robert Hodge, who serves as the Company's President and sole officer. Mr. Hodge performs such tasks as are necessary to maintain the corporate existence of the Company and develop a viable business plan. As of June 30, 2002, the Company had two employees who were serving as President and Chief Financial Officer.

9.       Going Concern Assumption in Auditor's Report

         The Company's independent auditor's in their Independent Auditors' Report have included the following paragraph regarding going concern, as follows:

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

ITEM 2.  DESCRIPTION OF PROPERTY

         As of June 30, 2002, the Company occupied corporate and administrative offices, and a small research facility on a rent free basis in the home of Thomas Faul, its President, and in a small work shop building separately located on his property, in Orillia, Ontario. In connection with the recent change of management, the Company vacated these facilities and is now located in space provided by Robert Hodge, the Company's President. Management believes its facility is adequate for the Company's current level of operations, but anticipates leasing facilities once additional capital is obtained, if at all.

ITEM 3.  LEGAL PROCEEDINGS

         There was no litigation outstanding against the Company as of June 30, 2002. However, management is aware that a substantial amount of accounts payable have not been paid by prior management. Management is currently evaluating the claims of various of such creditors, and anticipates that several may sue the company for nonpayment. The total outstanding obligations of the Company as of September 15, 2002 is less than US$60,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       Market Information.

         The Company's Common Stock traded over-the-counter on the NASD Bulletin Board under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" from September 20, 2000 through September 15, 2002. The closing sales price for the Company's shares as of September 24, 2002, was $0.012.

         Set forth below is the high and low bid information for the Company's Common Stock for the last four quarters:


        Quarter Ended                       High                      Low
        ----------------                    ----                     ------
        June 30,  2002                      0.17                     0.045
        March 31, 2002                      0.10                     0.026
        December 31, 2001                   0.11                     0.013
        September 30, 2001                  0.30                     0.045
        June 30,  2001                      0.67                     0.25
        March 31, 2001                      1.56                     0.26
        December 31, 2000                   3.81                     0.80
        September 30, 2000                  5.38                     2.183

         The information above is based on closing prices reported for the Company's common stock on Nasdaq's over-the-counter bulletin board. Accordingly, this information consists of quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At September 15, 2002, the Company had approximately 53 Shareholders of record.

         The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

B.       Sales of Unregistered Securities from inception through September 15,
         2002.

         The Company sold the following shares of common stock in the three fiscal years ended June 30, 2002 (adjusted to reflect reverse stock splits through September 15, 2002) without registration based on Section 4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.

     ------ -------- --------------------- -------------- -------------
     Date   Shares   Purchasers            Total Price    Exemption
     ------ -------- --------------------- -------------- -------------
     7/00   124,352  Shareholders of       $124,352(2)    Section 4(2)
                     GreenVolt Corp.
     ------ -------- --------------------- -------------- -------------
     7/00   6,000    Accredited Investor   $6,000(1)      Section 4(2)
     ------ -------- --------------------- -------------- -------------
     11/00  50       Consultant            $5,000(1)      Section 4(2)
     ------ -------- --------------------- -------------- -------------
     9/01   2,000    Consultant            $11,283(1)     Section 4(2)
     ------ -------- --------------------- -------------- -------------
     3/02   35,000   Consultant            $45,000(1)(3)  Section 4(2)
     ------ -------- --------------------- -------------- -------------


(1) These shares were issued in consideration of services rendered to the Company and/or reimbursement of expenses or other indebtedness owed by the Company.
(2) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.
(3) The Company issued these shares under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, however, the certificates representing these shares were issued without legend in error. The shareholder has been notified by the Company that the shares may only be sold in compliance with Rule 144 or any other exemption from the registration requirements of the Securities Act.

         There are presently no equity compensation plans in force.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Fiscal Years Ended June 30, 2002 and June 30, 2001 (audited). All dollar amounts are in US Dollars.

The Company did not have any revenues for the past two fiscal years.

The Company incurred operating expenses, including research and development costs of $ 0.00 for the fiscal year ended June 30, 2002, and $389,084 for the fiscal year ended June 30, 2001. The operating expenses for all periods resulted primarily from research and development, general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $185,419 for the year ended June 30, 2002, and $ 390,549 for the year ended June 30, 2001.

Liquidity and Capital Resources for the Year Ended June 30, 2001

At June 30, 2002, the Company had a working capital deficit of $ 479,212 as compared to working capital deficit of $408,110 at June 30, 2001. The working capital deficit resulted primarily from accrued consultant fees, unpaid professional fees and borrowed funds. The Company's capital was obtained from loan advances totaling $284,182 to the Company. This obligation is currently in default and the Company is negotiating with the holders of such debt to convert such debt into equity. In addition, there are currently various unpaid liabilities of the Company in addition to the convertible debt, including trade and accounts payable of approximately $ 62,231.00. The Company is evaluating such payables and is attempting to negotiate settlements with these vendors. There is no assurance that such negotiations will be successful, or that the company will be able to raise additional capital on favorable terms, or at all.

The Company currently has no cash with which to pay creditors or continue its operations. Current management has agreed to provide services and accrue its compensation. The Company will be unable to continue as a going concern in the event it is not able to raise capital in order to pay off debt and continue operations. Until such time as sufficient capital is raised, if at all, the Company does not intend to acquire any capital assets or hire any employees.

During the fiscal year ended June 30, 2002, the Company focused all of its business efforts on the development of new fuel cell technologies and in particular the MASWFC. The Company was not successful in developing and commercializing any fuel cells technologies. Subsequent to the June 30, 2002 fiscal year end, the Company discontinued its fuel cell technology operations by selling its wholly-owned operating subsidiary to Thomas Faul, former President of the Company, in exchange for a release of all claims from Mr. Faul, including accrued and unpaid compensation and expense reimbursements.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company required by this item are set forth at the end of this Form 10-KSB at pages F-1 through F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Thomas Faul, age 78, served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors from July 29, 2000 through August 28, 2002. On August 28, 2002, Robert Hodge was appointed as the Company's sole officer and director. The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Mr. Thomas Faul/President and a Director

         Thomas Faul, the President and a Director of the Company as of June 30, 2002, had been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht (USA), Century Boat (USA), Dominion Auto Accessaries (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited,, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.Sc. from the University of Toronto, and his M.A.Sc. from University of Toronto.

Mr. John Munro/Secretary, Treasurer and Chief Financial Officer

         John Munro, served as the Secretary, Treasurer and Chief Financial Officer of the Company until his resignation on November 27, 2001. Since 1987 Mr. Munro has maintained a private consulting practice, administered a number of trusts, and has acted as Interim Financial Officer for various clients as well as a volunteer board member for a local charity. Between 1961 and 1987, Mr. Munro worked with Syme, Ayers & Co., Coopers & Lybrand, North American Insurance Co., Arawak Trust Company, Brown Brothers Harriman & Co., Hughes Containers Limited, and Monarch Propane Limited, where he served as Director of Finance and Administration. Mr. Munro has a C.A. Degree from the Institute of Chartered Accountants of Ontario.

Dr. Ulrich Kretschmar, Director

         Ulrich Kretschmar, Director. Dr. Kretschmar served as a Director of the Company until his resignation on November 27, 2001. Dr. Kretschmar obtained his

Bachelor of Science and Masters Degree from McMaster University in Hamilton Ontario, and in 1973 received his Ph.D. from the University of Toronto. Dr. Kretschmar specialized in mineral phase chemistry and electrochemistry for his Ph.D.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company. The Company is not aware of any filings under Section 13 or Section 16 by any officer, director or 10% shareholder.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                           Long Term Compensation:
------------------------------------------------------------------------------------------
                   Annual Compensation     Awards                    Payouts
------------------------------------------------------------------------------------------
(a)         (b)    (c)     (d)    (e)      (f)         (g)           (h)      (i)
------------------------------------------------------------------------------------------
                                  Other
                                  Annual   Restricted  Securities
Name and                          Compen-  Stock       Underlying    LTIP     All Other
Principle          Salary  Bonus  sation   Award(s)    Options/SARs  Payouts  Compensation
Position    Year   ($)     ($)    ($)      ($)         (#)           ($)      ($)
---------   ----   ------  -----  -------  ----------  ------------  -------  ------------
CEO         2002   [___]   [___]  [___]    [___]       [___]         [___]    [___]
            2001   0       0      21,000   0           0             0        0


Employment Contracts

         Mr. Thomas Faul never had an employment contract with the Company and the Company does not currently have any employment contract with any other individuals or consultants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership as of June 30, 2002, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group. There are no equity compensation plans currently in effect.

                                         Beneficial             Percentage
Name and Address                         Ownership              of Class(1)

Thomas Faul                              10,446,240             46.4%
4055 Digby Drive(1)
R.R. 2 Orillia, Ontario L3V 6H2

All current directors and                10,446.240             46.4%
officers as a group (1 person)


         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Related Transactions

         None

SUBSEQUENT EVENT

         In August 2002, the Company issued to Mr. Faul 3,337,500 shares of restricted common stock, and transferred to Mr. Faul all of the capital stock of the Company's wholly-owned subsidiary, GreenVolt Corp., in exchange for a general release of all claims against the Company by Mr. Faul. Mr. Faul's released claims included accrued but unpaid compensation and expense reimbursements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


I       Exhibits

         (1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2002, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2002 and 2001, and from inception on April 15, 1998 through June 30, 2002 (herewith attached).

         (2) Plan and Agreement of Reorganization by Exchange by and between Beck & co. and GreenVolt Corp.*

         (3)      (i) Articles of Incorporation*

                  (ii) Bylaws*

         (21)     Subsidiaries of Registrant (as of June 30, 2002):

                       GreenVolt Corp., an Ontario corporation
                       4055 Digby Drive
                       Orillia, Ontario, Canada L3V 6H2

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*Incorporated by reference to Registrant's Form 10-SB filed on July 6, 1999.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SATELLITE ENTERPRISES CORP.

                                /s/ Robert Hodge
                                --------------------------
                                Robert Hodge, President and
                                Chief Executive Officer, Chief Financial Officer

Date: September 30, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature          Title                                      Date
----------------   -----------------------------------------  ------------------

/s/ Robert Hodge   Chief Executive Officer, President         September 30, 2002
----------------   Chief Financial Officer and sole Director
Robert Hodge

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                     YEARS ENDED JUNE 30, 2002 AND 2001 AND
                              PERIOD FROM INCEPTION
                        (APRIL 14, 1998) TO JUNE 30, 2002

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                     YEARS ENDED JUNE 30, 2002 AND 2001 AND
                              PERIOD FROM INCEPTION
                        (APRIL 14, 1998) TO JUNE 30, 2002


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

Independent Auditors' Report.................................................F-1


Financial Statements:

  Consolidated Balance Sheet.................................................F-2

  Consolidated Statements of Operations......................................F-3

  Consolidated Statements of Stockholders' Equity (Deficit)..................F-4

  Consolidated Statements of Cash Flows......................................F-5

  Notes to Financial Statements..............................................F-7

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Stockholders and Board of Directors
GreenVolt Power Corp.
   (A Development Stage Company)
Calgary, Alberta, Canada

We have been asked to accept an engagement to audit the accompanying consolidated balance sheet of GreenVolt Power Corp. as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We are required under auditing standards generally accepted in the United States of America to communicate with predecessor auditor before acceptance of an audit engagement or a reaudit engagement. The predecessor audit engagement team is no longer employed by predecessor auditor and efforts to date have not been sufficient to locate the predecessor engagement partner or other senior members of the engagement team.

Since we have not been successful in communicating with predecessor auditor or the predecessor audit engagement team we have not been able to accept the audit engagement or the reaudit engagement. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.

/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
November 14, 2002




            7400 LYNDALE AVENUE SOUTH, SUITE 140, RICHFIELD, MN 55423
                   TELEPHONE: (612)861-0970 FAX: (612)861-5827
                          EMAIL: CJACALLAHAN@QWEST.NET

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $     3,451
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                             $    62,231
  Notes payable                                                           2,500
  Advances from related parties                                         284,432
  Due to former officer                                                 133,500
                                                                    ------------

            Total current liabilities                                   482,663
                                                                    ------------

Stockholders' equity (deficit):
  Preferred stock, par value $.001,
    authorized 5,000,000, none issued
    and outstanding                                                          --
  Common stock, par value $.001,
    authorized 200,000,000 shares;
    issued and outstanding 22,517,740
    shares                                                               22,518
  Additional paid in capital                                            619,920
  Deficit accumulated during development stage                       (1,122,802)
  Accumulated other comprehensive income                                  1,152
                                                                    ------------
            Total stockholders' equity (deficit)                       (479,212)
                                                                    ------------
            Total liabilities and
              stockholders' equity (deficit)                        $     3,451
                                                                    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Period From
                                                                    Inception
                                          Years Ended June 30,    April 14, 1998
                                     ----------------------------        To
                                         2002           2001       June 30, 2002
                                     -------------  -------------  -------------

Revenues                             $         --   $         --   $         --

Operating expenses                             --             --             --
                                     -------------  -------------  -------------

Income (loss) from
  continuing operations                        --             --             --

Income (loss) from operations of
  discontinued operations, less
  applicable income taxes of $-0-        (185,419)      (390,549)    (1,143,053)

Gain (loss) on disposal of
  discontinued operations, less
  applicable income taxes of $-0-              --         20,251         20,251
                                     -------------  -------------  -------------

Income (loss) before income taxes        (185,419)      (370,298)    (1,122,802)

Income taxes                                   --             --             --
                                     -------------  -------------  -------------

Net income (loss)                        (185,419)      (370,298)    (1,122,802)

Other comprehensive income (loss):
  Foreign currency translation
    adjustment                                 63          1,327          1,152
                                     -------------  -------------  -------------

Comprehensive income (loss)          $   (185,356)  $   (368,971)  $ (1,121,650)
                                     =============  =============  =============

Basic earnings per share             $       (.01)  $       (.02)  $       (.06)
                                     =============  =============  =============

Weighted average number of shares
  outstanding                          19,825,850     18,657,740     17,030,796
                                     =============  =============  =============

                 The accompanying notes are an integral part of
                          these financial statements.

                                        GREENVOLT POWER CORP.
                                    (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           FROM INCEPTION APRIL 14, 1998 TO JUNE 30, 2002

                                                                                 Additional        Other
                                                           Common Stock            Paid in      Subscription
                                                      Shares         Amount        Capital       Receivable
                                                   ------------   ------------   ------------   ------------
Issuance of common stock for
  services at $.005 per share                       10,000,000    $    10,000    $    35,950    $   (37,200)
Issuance of common stock for cash
  at $.01 per share                                  5,000,000          5,000         (4,500)            --
Issuance of common stock for cash
    at $.010 per share                                  70,000             70          6,930             --
Net loss from inception on April 14, 1998
 through June 30, 1998                                      --             --             --             --
                                                   ------------   ------------   ------------   ------------
BALANCE, June 30, 1998                              15,070,000         15,070         38,380        (37,200)
  Issuance of common stock for cash
    at $.10 per share                                  147,500            148         14,602             --
  Receipt of stock subscription                             --             --             --         37,200
  Net loss for the year ended June 30, 1999                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1999                              15,217,500         15,218         52,982             --
  Cancellations of common stock                     (9,600,000)        (9,600)         9,600             --
  Issuance of common stock in exchange for
    Common stock of Greenvolt Corp. and services    12,435,240         12,435        442,939             --
  Issuance of common stock for services                600,000            600             --             --
  Foreign currency translation adjustment                   --             --             --             --
  Net loss for the year ended June 30, 2000                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 2000                              18,652,740         18,653        505,521             --
  Issuance of common stock for services                  5,000              5          4,995             --
  Foreign currency translation adjustment                   --             --             --
  Net loss for the year ended June 30, 2001                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

BALANCE, June 30, 2001                              18,657,740         18,658        510,516             --
  Issuance of common stock for services              3,860,000          3,860        109,404             --
  Foreign currency transaction adjustment                   --             --             --             --
  Net loss for year ended June 30, 2002                     --             --             --             --
                                                   ------------   ------------   ------------   ------------

BALANCE, June 30, 2002                              22,517,740    $    22,518    $   619,920    $        --
                                                   ============   ============   ============   ============
                                                                                                 (CONTINUED)


                                                                    Deficit
                                                                  Accumulated
                                                                   During the
                                                                  Stockholders'
                                                   Comprehensive  Development       Equity
                                                     Expense         Stage        (Deficit)
                                                   ------------   ------------   ------------

Issuance of common stock for
  services at $.005 per share                      $        --    $        --    $     8,750
Issuance of common stock for cash
  at $.01 per share                                         --             --            500
Issuance of common stock for cash
    at $.010 per share                                      --             --          7,000
Net loss from inception on April 14, 1998
 through June 30, 1998                                      --         (8,332)        (8,332)
                                                   ------------   ------------   ------------

BALANCE, June 30, 1998                                      --         (8,332)         7,918
  Issuance of common stock for cash
    at $.10 per share                                       --             --         14,750
  Receipt of stock subscription                             --             --         37,200
  Net loss for the year ended June 30, 1999                 --        (51,332)       (51,332)
                                                   ------------   ------------   ------------

BALANCE, JUNE 30, 1999                                      --        (59,664)         8,536
  Cancellations of common stock                             --             --             --
  Issuance of common stock in exchange for
    Common stock of Greenvolt Corp. and services          (414)        57,204        512,164
  Issuance of common stock for services                     --             --            600
  Foreign currency translation adjustment                  176             --            176
  Net loss for the year ended June 30, 2000                 --       (564,625)      (564,625)
                                                   ------------   ------------   ------------

BALANCE, JUNE 30, 2000                                    (238)      (567,085)       (43,149)
  Issuance of common stock for services                     --             --          5,000
  Foreign currency translation adjustment                1,327             --          1,327
  Net loss for the year ended June 30, 2001                 --       (370,298)      (370,298)
                                                   ------------   ------------   ------------

BALANCE, June 30, 2001                                   1,089       (937,383)      (407,120)
  Issuance of common stock for services                     --             --        113,264
  Foreign currency transaction adjustment                   63             --             63
  Net loss for year ended June 30, 2002                     --       (185,419)      (185,419)
                                                   ------------   ------------   ------------

BALANCE, June 30, 2002                             $     1,152    $(1,122,802)   $  (488,212)
                                                   ============   ============   ============

                           The accompanying notes are an integral part of
                                    these financial statements.

                                                F-4

                                   GREENVOLT POWER CORP.
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Period From
                                                                             Inception
                                                  Years Ended June 30,   (April 14, 1998)
                                              --------------------------        To
                                                  2002          2001       June 30, 2002
                                              ------------  ------------   ------------
Cash flow from operating activities:
    Net loss                                  $  (185,419)  $  (370,298)   $(1,122,802)

Add: Items not affecting cash flow:
    Foreign currency translation adjustment            63         1,327          1,152
    Common stock issued for services              113,264         5,000        620,188
Adjustments to reconcile net loss to
  net cash from operating activities:
    Net assets of discontinued operations           1,927        13,816           (750)
    Net liabilities of discontinued
      operations                                       --       (16,585)            --
    Accounts payable and accrued
      expenses                                    (68,029)      130,260         62,231
    Due to former officer                         133,301        (1,412)       133,500
                                              ------------  ------------   ------------
Net cash used by operating activities              (4,893)     (237,892)      (306,481)
                                              ------------  ------------   ------------

Cash flow from financing activities:
    Advances (repayments) from
      related party                                   250       243,748        284,432
    Proceeds from issuance of common stock             --            --         23,000
    Notes payable                                      --            --          2,500
                                              ------------  ------------   ------------
Net cash used by financing activities                 250       243,748        309,932
                                              ------------  ------------   ------------

Cash flow from investing activities:
    (Advances) payment from related parties            --         2,237             --
                                              ------------  ------------   ------------

Increase (decrease) in cash position               (4,643)        8,093          3,451

Cash at beginning of year                           8,094             1             --
                                              ------------  ------------   ------------

Cash at end of year                           $     3,451   $     8,094    $     3,451
                                              ============  ============   ============

Supplemental cash flow information:

    Cash paid for:
         Interest                             $        --   $        --    $        --
                                              ============  ============   ============
         Income taxes                         $        --   $        --    $        --
                                              ============  ============   ============

                      The accompanying notes are an integral part of
                               these financial statements.

                                           F-5

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Nature of Business
------------------

GreenVolt Power Corp. (Formerly Beck & Co.) The "Company" was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. These jewelry operations were discontinued in July 2000 and disposed of September 24, 2000.

On July 29, 2000, the Company acquired all of the outstanding shares of GreenVolt Corp. (GreenVolt"), a Canadian corporation in a stock for stock exchange. GreenVolt was a development stage company, and was in the process of developing fuel cell technologies for commercial and industrial uses. Pursuant to the terms of the merger agreement, the Company acquired all of the outstanding common stock of GreenVolt and issued 12,435,250 shares of its common stock to the shareholders of GreenVolt, making GreenVolt a wholly-owned subsidiary of the Company. Also as part of the agreement, the Company's old shareholders gave back and canceled for no consideration, 9,600,000 shares of the Company's outstanding common stock owned by them. The Company's old shareholders continued to hold 5,617,500 shares. Furthermore, the Company's old shareholders forgave all advances or loans made to the Company except for $15,000. The Company also issued 600,000 shares to an investment banker. On September 12, 2000, the Company changed its name to GreenVolt Power Corp. and changed its fiscal year end from March 31 to June 30 to coincide with the fiscal year end of GreenVolt.

On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel call technology to its former Chief Executive Officer as part of a general release and settlement agreement (see Note 7). As a part of this process, the Company changed its name to Satellite Enterprises Corp.

In accordance with accounting principles generally accepted in the United State of America, the financial statements have been restated to present operations of discontinued operations and the gain on the sale of discontinued operations separately.

The Company currently has no operations. The Company continues to search for an appropriate merger candidate.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GreenVolt Corp. All intercompany transactions and balances have been eliminated in consolidation.

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         OTHER INFORMATION (Continued)

Foreign Currency Translation
----------------------------

The Company is using the Canadian dollar as their functional currency. Assets and liabilities are translated into US dollars at the period-end exchange rates. Statement of operations amounts are translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit).

Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2002.

Research and Development
------------------------

Research and development costs were charged to expense as incurred.

Financial Instruments
---------------------

Financial instruments consist of the following:

     Short-Term Assets and Liabilities: The fair value of cash, accounts payable and accrued expenses and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Stock-Based Consideration
-------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share would include the weighted average determined for basic earnings per shares plus common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method. There were no common stock equivalents in 2002 or 2001.

Concentrations, Risks and Uncertainties
---------------------------------------

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Continued Existence
     -------------------

     The Company's recurring losses and stockholders deficit raise concern over the Company's ability to continue in existence. Management's plans in regards to continued existence are discussed in Note 2.

     Financing Concentration
     -----------------------

     The Company is fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company as discussed in Note 2.

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Income Taxes
------------

The Company has implemented SFAS 109: Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 11.

Comprehensive Income
--------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income
(loss), a separate component of stockholders' equity (deficit).

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 and inception to date financial statements to conform to the 2002 presentation. These reclassifications had no net income effect.

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $185,419 during the year ended June 30, 2002, and has lost $1,122,802 from inception to June 30, 2002. At June 30, 2002, the Company had a $479,212 working capital deficiency and a stockholders' deficit of $479,212. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel call technology to its former Chief Executive Officer as part of a general release and settlement agreement (see Note 7). Since that date the Company has devoted the majority of its efforts to: maintenance of the corporate status; negotiating settlements with creditors; and the search for a merger candidate.

The Company is fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) have indicated an intent to fund necessary expenses to sustain the Company. The company is presently seeking a merger candidate and feels it will be successful in finding a candidate.

Failure of the company to find a merger candidate and achieve profitable operations or the failure of stockholder(s) to fund necessary expenses of the company could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the company be unsuccessful.

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances From Related Parties:

     The advances from related party are due to the stockholder(s) currently providing for maintenance of the Company. These advances are non-interest bearing, unsecured and due on demand. These advances are convertible into the Company's common stock at CDN $.15 per share.

     Due to Former Officer:

     The due to former officer consists of unsecured amounts due the Company's former Chief Executive Officer. These amounts were unsecured, non-interest bearing and due on demand. These amounts were settled for issuance of common stock and the transfer of GreenVolt Corp. and its fuel cell technology on August 27, 2002 (see Note 7).


NOTE 4 - GAIN ON DISCONTINUED OPERATIONS

On September 24, 2000 the Company discontinued its internet jewelry business and distributed its assets and liabilities to a stockholder. The gain resulting from the discontinued operations is as follows:

     Net assets of discontinued operations                          $ 12,864
     Liabilities of discontinued operations
        assumed by stockholder                                        33,115
                                                                    ---------
     Net gain on disposal of discontinued
        operations                                                  $ 20,251
                                                                    =========

NOTE 5- INCOME TAXES

Income taxes consisted of the following at June 30,

                                                               2002       2001
                                                            ---------  ---------
  Current:
    Federal                                                 $     --   $     --
    State                                                         --         --
                                                            ---------  ---------
                                                                  --         --
                                                            ---------  ---------
  Deferred:
    Federal                                                       --         --
    State                                                         --         --
                                                            ---------  ---------

  Income tax benefit (expense)                              $     --   $     --
                                                            =========  =========

                 The accompanying notes are an integral part of
                          these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 5- INCOME TAXES (Continued)

The tax effects of net operating loss carryforwards gives rise to a deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                                         2002
                                                                      ----------
Gross deferred tax asset relating to:

  Net operating loss carryforwards                                    $ 212,000
                                                                      ----------
      Gross deferred tax asset                                          212,000
Valuation allowance                                                    (212,000)
Net deferred tax asset                                                       --
Deferred tax liability                                                       --
                                                                      ----------
      Net deferred tax asset (liability)                              $      --
                                                                      ==========

At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income as follows:

  Year                                        Federal            State
  ----                                       ----------        ----------

  2013                                           8,000             8,000
  2014                                          51,000            51,000
  2015                                          52,000            52,000
  2016                                         370,000           370,000
  2017                                          50,000            50,000
                                             ----------        ----------
                                             $ 531,000         $ 531,000
                                             ==========        ==========

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Summary of Noncash Activity:

    In 2001 the Company issued 5,000 shares of its common stock for services valued at $5,000. In 2002 the Company issued 3,860,000 shares of its common stock for services valued at $113,264. Inception to June 30, 2002 the Company had issued an aggregate of 17,300,240 shares of its common stock for services valued at $620,118, net of 9,600,000 shares subsequently canceled.

                 The accompanying notes are an integral part of
                           these financial statements.

                              GREENVOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                    PERIOD FROM INCEPTION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 7 - SUBSEQUENT EVENTS

On August 27, 2002, the Company issued 3,375,000 shares of its common stock and transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. This agreement also settled the $133,500 due to former officer (see
Note 3).

As a part of this agreement, the Company also transferred rights to the GreenVolt name. In September 2002, the Company changed its name to Satellite Enterprises Corp.

On September 15, 2002, the Company approved a 1 for 100 reverse split of its outstanding shares. This reverse split has not been reflected in these financial statements.

                 The accompanying notes are an integral part of
                           these financial statements.