Form 10KSB/A
period 2002-06-30
SATELLITE ENTERPRISES CORP
filed 2002-12-09
CIK 1061688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended: June 30, 2002
                        Commission File Number: 000-26607

                           SATELLITE ENTERPRISES CORP.
                        (formerly GreenVolt Power Corp.)
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                               88-0390828
--------------------------------                            -------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                              20 VARCREST PLACE NW
                        CALGARY, ALBERTA, CANADA T3A 0B9
            ---------------------------------------------------------
                    (Address of principal executive offices)


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


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] No [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

         State issuer's revenues for its most recent fiscal year: $5,756.00

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 5; was $13,500.00.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 264,000 as of December 5, 2002.

         Transitional Small Business Format: YES [X] NO [ ]

TABLE OF CONTENTS


PART I


Item 1. .............................................Description of Business [_]

Item 2. .............................................Description of Property [_]

Item 3. ...................................................Legal Proceedings [_]

Item 4. .................Submission of Matters to a Vote of Security Holders [_]


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
        .............................................................Matters [_]

Item 6. ...........Management's Discussion and Analysis or Plan of Operation [_]

Item 7. .........................Financial Statements and Supplementary Data [_]

Item 8.   Changes In and Disagreements With Accountants on
        .................................Accounting and Financial Disclosure [_]


PART III


Item 9. ....................................Directors and Executive Officers [_]

Item 10. .............................................Executive Compensation [_]

Item 11. .....Security Ownership of Certain Beneficial Owners and Management [_]

Item 12. .....................Certain Relationships and Related Transactions [_]

Item 13. ...........................................................Exhibits [_]

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

         On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company's common stock from Thomas L. Faul. Such shares represent approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the Company's sole officer and director, after appointing Robert Hodge as the Company's new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly-owned subsidiary, GreenVolt Corp., to Faul.

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


II. THE BUSINESS OF THE COMPANY - AS OF DECEMBER 5, 2002

A.       Business as of December 5, 2002

         As of December 5, 2002, the business of the company remains to be determined. The Company is seeking to provide consulting services to management of private companies, or to acquire a private company.

B.       Business as of fiscal year ended June 30, 2002: GreenVolt Corp.

         As of June 30, 2002, the business of the Company was conducted through its then wholly-owned subsidiary, GreenVolt Corp. (hereinafter "GreenVolt"). As of August 28, 2002, the Company has discontinued this business entirely as a result of the sale of GreenVolt to Thomas L. Faul.

         Because GreenVolt was still in the research and development stage with respect to its fuel cell technology, the following discussion is primarily prospective, and discusses what GreenVolt's management planned to do. GreenVolt was not successful in developing or commercializing its fuel cell technology.

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

3.       The GreenVolt Fuel Cells Under Development

         During the twelve months ending June 30, 2002 GreenVolt focused on the acquisition and development of other fuel cell technologies that are more technically and commercially advanced. GreenVolt changed its business plan to attempt to acquire and develop a 12 volt Magnesium/Air/Salt-Water Fuel Cell (hereinafter "MASWFC"). The Company attempted to develop MASWFC technology based upon improving existing MASWFC technology with increased power output and efficiency at a lower cost per unit. The Company was unsuccessful in these efforts.

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

6.       Research and Development Activities

         In the twelve months ending June 30, 2002, the Company expended in excess of US$15,000.00 on research and development, all of which was expensed as incurred.

7.       Capital

         On April 12, 2000, the Company entered into an agreement pursuant to which the Company ultimately borrowed approximately $285,000 from certain lenders. The Company is in default of such loans, which are convertible into common stock of the Company, and the lenders are discussing the terms of a settlement with the Company. The Company has no ability to repay any of its debts or obligations at the present time, and is seeking to negotiate with the lenders to convert the debt into common stock of the Company. There is no assurance that any agreement will be reached with the lenders.

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

8.       Employees

         As of June 30, 2002, 2002 the Company had one employee who served as President and sole officer. As of December 5, 2002, the Company has one employee, Robert Hodge, who serves as the Company's President and sole officer. Mr. Hodge performs such tasks as are necessary to maintain the corporate existence of the Company and develop a viable business plan.

9.       Going Concern Assumption in Auditor's Report

The Company's independent auditors in their Report have included the following paragraph regarding going concern, as follows:

"The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and the significant stockholders deficit raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty".

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

ITEM 3. LEGAL PROCEEDINGS

         There was no litigation outstanding against the Company as of June 30, 2002. However, management is aware that a substantial amount of accounts payable have not been paid by prior management. Management is currently evaluating the claims of various of such creditors, and anticipates that several may sue the company for nonpayment. The total outstanding obligations of the Company as of December 5, 2002 is less than US$60,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        A. Market Information.

        The Company's Common Stock traded over-the-counter on the NASD Bulletin Board under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" from September 20, 2000 through September 15, 2002, and under the symbol "SENR" from September 15, 2002 to current. The closing sales price for the Company's shares as of September 24, 2002, was $0.012.

        Set forth below is the high and low bid information for the Company's Common Stock for the last four quarters:


        Quarter Ended                       High          Low
        ----------------                    ----          ----
        June 30,  2002                      0.17          0.045
        March 31, 2002                      0.10          0.026
        December 31, 2001                   0.11          0.013
        September 30, 2001                  0.30          0.045
        June 30,  2001                      0.67          0.25
        March 31, 2001                      1.56          0.26
        December 31, 2000                   3.81          0.80
        September 30, 2000                  5.38          2.183
        November 25, 2002                   0.12          0.20

         The information above is based on closing prices reported for the Company's common stock on Nasdaq's over-the-counter bulletin board. Accordingly, this information consists of quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At December 5, 2002, the Company had approximately 53 Shareholders of record.

         The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

B.       Sales of Unregistered Securities from inception through December 5,
         2002.

         The Company sold the following shares of common stock in the three fiscal years ended June 30, 2002 (adjusted to reflect reverse stock splits through December 5, 2002) without registration based on Section 4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.


      Date    Shares   Purchasers           Total Price            Exemption
     ------  --------- -------------------- ---------------- -------------------
      7/00    124,352  Shareholders of      $124,352(2)          Section 4(2)
                       GreenVolt Corp.
     ------  --------- -------------------- ---------------- -------------------
      7/00      6,000  Accredited Investor  $6,000(1)            Section 4(2)
     ------  --------- -------------------- ---------------- -------------------
     11/00         50  Consultant           $5,000(1)            Section 4(2)
     ------  --------- -------------------- ---------------- -------------------
      9/01      2,000  Consultant           $33,369(1)           Section 4(2)
     ------  --------- -------------------- ---------------- -------------------
      3/02     35,000  Consultant           $175,000(1)(3)       Section 4(2)
     ------  --------- -------------------- ---------------- -------------------
      7/02      5,000  Consultant           $85,000(1)           Section 4(2)
     ------  --------- -------------------- ---------------- -------------------

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


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Fiscal Years Ended June 30, 2002 and June 30, 2001 (audited). All dollar amounts are in US Dollars.

The Company had revenues of $5,756.00 in 2002 and $0.00 in 2001.

The Company incurred operating expenses, including research and development costs of approximately $15,000.00 for the fiscal year ended June 30, 2002, and approximately $74,000.00 for the fiscal year ended June 30, 2001. The operating expenses for all periods resulted primarily from research and development, general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $404,269 for the year ended June 30, 2002, and $434,006 for the year ended June 30, 2001.

Liquidity and Capital Resources for the Year Ended June 30, 2001

At June 30, 2002, the Company had a working capital deficit of $629,570 as compared to working capital deficit of $471,817 at June 30, 2001. The working capital deficit resulted primarily from accrued payroll, consultant fees, unpaid professional fees and borrowed funds. The Company's capital was obtained from loan advances totaling $284,182. This obligation is currently in default and the Company is negotiating with the holders of such debt to convert such debt into equity. In addition, there are currently various unpaid liabilities of the Company in addition to the convertible debt, including trade and accounts payable of approximately $ 212,589. The Company is evaluating such payables and is attempting to negotiate settlements with these vendors. There is no assurance that such negotiations will be successful, or that the company will be able to raise additional capital on favorable terms, or at all.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required by this item are set forth at the end of this Form 10-KSB/A at pages F-1 through F-13. The financial statements attached hereto have restated the financial statements attached the company's Form 10KSB/A filed with the Securities and Exchange Commission on December 5, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         Thomas Faul, age 78, served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors from July 29, 2000 through August 28, 2002. On August 28, 2002, Robert Hodge, age 63 was appointed as the Company's sole officer and director. The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Mr. Robert Hodge/President and a Director

         Robert Hodge, the President and a Director of the Company as of August 28, 2002, has been an independent businessman active in the oil & gas and mining exploration business since 1975, specializing in the financing and management of both public and private companies particular in the resources sector.

Mr. Thomas Faul/President and a Director

        Thomas Faul, the President and a Director of the Company as of June 30, 2002, had been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht (USA), Century Boat (USA), Dominion Auto Accessaries (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.Sc. from the University of Toronto, and his M.A.Sc. from University of Toronto.

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

                           SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation:
                                                      ------------------------------------------
                      Annual Compensation             Awards                            Payouts
                      ------------------------------  --------------------------------  --------
(a)             (b)   (c)      (d)      (e)           (f)             (g)               (h)         (i)
Name and        Year                    Other Annual  Restricted      Securities        LTIP
Principle             Salary   Bonus    Compensation  Stock Award(s)  Underlying        Payouts     All Other
Position              ($)      ($)      ($)           ($)             Options/SARs (#)  ($)         Compensation ($)
--------              ---      ---      ---           ---             ----------------  ---         ----------------
CEO             2002  60,000   [___]    [___]         [___]           [___]             [___]       [___]
                2001  60,000   0        0             0               0                 0           0


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

                                      At 06/30/02     At 06/30/02       At 12/05/02      At 12/05/02
                                      -----------     -----------       -----------      -----------
                                      Beneficial      Percentage        Beneficial       Percentage
Name and Address                      Ownership       of Class(1)       Ownership        of Class (1)
----------------                      ---------       -----------       ---------        ------------
Thomas Faul                           10,446,240          46.4%                0              0%
4055 Digby Drive(1)
R.R. 2
Orillia, Ontario, Canada
L3V 6H2

All current directors and             10,446,240          46.4%                0              0%
officers as a group
(1 person)

Robert Kinsella                        3,010,000          13.4%        3,010,000           13.4%
#104, 3639 - 27 Street N.E.
Calgary, Alberta, Canada
T1Y 5E4

Satellite Holdings Ltd.                        0             0%       13,783,740             53%
Caribbean Place,
Leeward Highway
P.O. Box 599, Site 3
B.W.I. Providenciales,
Turks & Cacios Islands


        The above beneficial ownership table's share amounts are those shares accorded to the above shareholders prior to the 100: 1 reverse split of the Company's stock that occurred on September 15, 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


I       Exhibits

(1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2002, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2002 and 2001, and from inception on April 14, 1998 through June 30, 2002 (herewith attached).

(2) Plan and Agreement of Reorganization by Exchange by and between Beck & Co. and GreenVolt Corp.*

(3)      (i) Articles of Incorporation*

         (ii) Bylaws*

(4)      Subsidiaries of Registrant (as of June 30, 2002):

                   GreenVolt Corp., an Ontario corporation
                   4055 Digby Drive
                   Orillia, Ontario, Canada L3V 6H2

(5) Reorganization and Acquisition Agreement between GreenVolt Power Corp., Thomas Faul and Satellite Holding Ltd.

         (b) Three Form 8-K filings were submitted to the Securities and Exchange Commission during the last quarter of the period covered by this report.

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

Date: December 5, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date
------------------      ----------------------------------     -----------------

/s/ Robert Hodge        Chief Executive Officer, President     December 5,  2002
-----------------       Chief Financial Officer and sole Director
Robert Hodge

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                     YEARS ENDED JUNE 30, 2002 AND 2001 AND
                            PERIOD FROM INCORPORATION
                        (APRIL 14, 1998) TO JUNE 30, 2002

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                     YEARS ENDED JUNE 30, 2002 AND 2001 AND
                            PERIOD FROM INCORPORATION
                        (APRIL 14, 1998) TO JUNE 30, 2002


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

  Consolidated Statements of Stockholders' Equity (Deficit)..................F-4

  Consolidated Statements of Cash Flows......................................F-5

  Notes to Financial Statements..............................................F-7

                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Satellite Enterprises Corp. (f/k/a GreenVolt Power Corp.)
   (A Development Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Satellite Enterprises Corp. (formerly know as GreenVolt Power Corp.) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001 and for the period from date of incorporation (April 14, 1998) to June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Satellite Enterprises Corp. as of June 30, 2002 and the results of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and for the period from incorporation (April 14, 1998) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
December 3, 2002

            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                   Telephone: (612)861-0970 Fax: (612)861-5827
                          Email: cjacallahan@qwest.net

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $     3,451
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                             $   212,589
  Notes payable                                                           2,500
  Advances from related parties                                         284,432
  Due to former officer                                                 133,500
                                                                    ------------
            Total current liabilities                                   633,021
                                                                    ------------
Stockholders' equity (deficit):
  Preferred stock, par value $.001,
    authorized 5,000,000, none issued
    and outstanding                                                          --
  Common stock, par value $.001,
    authorized 200,000,000 shares;
    issued and outstanding 22,517,740
    shares                                                               22,518
  Additional paid in capital                                            752,120
  Deficit accumulated during development stage                       (1,405,360)
  Accumulated other comprehensive income                                  1,152
                                                                    ------------
            Total stockholders' equity (deficit)                       (629,570)
                                                                    ------------
            Total liabilities and
              stockholders' equity (deficit)                        $     3,451
                                                                    ============

                     The accompanying notes are an integral
                       part of these financial statements.


                            SATELLITE ENTERPRISES CORP.
                           (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Period From
                                                                      Incorporation
                                         Years Ended June 30,       (April 14, 1998)
                                     -----------------------------        To
                                         2002             2001       June 30, 2002
                                     -------------   -------------   -------------
                                                     (As Restated)
Revenues                             $         --    $         --    $         --

Operating expenses                             --              --              --
                                     -------------   -------------   -------------
Income (loss) from
  continuing operations                        --              --              --

Income (loss) from operations of
  discontinued operations, less
  applicable income taxes of $-0-        (404,269)       (454,257)     (1,425,611)

Gain (loss) on disposal of
  discontinued operations, less
  applicable income taxes of $-0-              --          20,251          20,251
                                     -------------   -------------   -------------
Income (loss) before income taxes        (404,269)       (434,006)     (1,405,360)

Income taxes                                   --              --              --
                                     -------------   -------------   -------------
Net income (loss)                        (404,269)       (434,006)     (1,405,360)

Other comprehensive income (loss):
  Foreign currency translation
    adjustment                                 63           1,327           1,152
                                     -------------   -------------   -------------
Comprehensive income (loss)          $   (404,206)   $   (432,679)   $ (1,404,208)
                                     =============   =============   =============
Basic earnings per share             $       (.02)   $       (.02)   $       (.08)
                                     =============   =============   =============
Weighted average number of shares
  outstanding)                         19,825,850      18,657,740      17,030,796
                                     =============   =============   =============


                      The accompanying notes are an integral
                        part of these financial statements.

                                         F-3


                                                     SATELLITE ENTERPRISES CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     PERIOD FROM INCORPORATION (APRIL 14, 1998) TO JUNE 30, 2002

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                Additional                     Other     During the    Stockholders'
                                            Common Stock         Paid in     Subscription  Comprehensive Development       Equity
                                        Shares       Amount      Capital      Receivable      Expense        Stage        (Deficit)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
Issuance of common stock for
  services at $.005 per share         10,000,000   $  10,000   $    35,950   $   (37,200)  $        --   $        --    $     8,750
Issuance of common stock for
  cash at $.01 per share               5,000,000       5,000        (4,500)           --            --            --            500
Issuance of common stock for
  cash at $.010 per share                 70,000          70         6,930            --            --            --          7,000
Net loss from inception on
  April 14, 1998 through June
  30, 1998                                    --          --            --            --            --        (8,332)        (8,332)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
BALANCE, June 30, 1998                15,070,000      15,070        38,380       (37,200)           --        (8,332)         7,918
  Issuance of common stock for
    cash at $.10 per share               147,500         148        14,602            --            --            --         14,750
  Receipt of stock subscription               --          --            --        37,200            --            --         37,200
  Net loss for the year ended
    June 30, 1999                             --          --            --            --            --       (51,332)       (51,332)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 1999                15,217,500      15,218        52,982            --            --       (59,664)         8,536
  Cancellations of common stock       (9,600,000)     (9,600)        9,600            --            --            --             --
  Issuance of common stock in
    exchange for Common stock of
    Greenvolt Corp. and services      12,435,240      12,435       442,939            --          (414)       57,204        512,164
  Issuance of common stock for
    services                             600,000         600            --            --            --            --            600
  Foreign currency translation
    adjustment                                --          --            --            --           176            --            176
  Net loss for the year ended
    June 30, 2000                             --          --            --            --            --      (564,625)      (564,625)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 2000                18,652,740      18,653       505,521            --          (238)     (567,085)       (43,149)
  Issuance of common stock for
    services                               5,000           5         4,995            --            --            --          5,000
  Foreign currency translation
    adjustment                                --          --            --         1,327            --         1,327
  Net loss for the year ended
    June 30, 2001, as restated                --          --            --            --            --      (434,006)      (434,006)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
BALANCE, June 30, 2001, as restated   18,657,740      18,658       510,516            --         1,089    (1,001,091)      (470,828)
  Issuance of common stock for
    services                           3,860,000       3,860       241,604            --            --            --        245,464
  Foreign currency transaction
    adjustment                                --          --            --            --            63            --             63
  Net loss for year ended
    June 30, 2002                             --          --            --            --            --      (404,269)      (404,269)
                                     ------------  ----------  ------------  ------------  ------------  ------------   ------------
BALANCE, June 30, 2002                22,517,740   $  22,518   $   752,120   $        --             $   1,152 $ (1,405,   (629,570)
                                     ===========   =========   ===========   ===========   ===========   ===========    ===========



                                                                  F-4


                                SATELLITE ENTERPRISES CORP.
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Period From
                                                                             Incorporation
                                                    Years Ended June 30,    (April 14, 1998)
                                                ---------------------------       TO
                                                    2002          2001        June 30, 2002
                                                ------------   ------------   ------------
                                                              (As Restated)
Cash flow from operating activities:
  Net loss                                      $  (404,269)   $  (434,006)   $(1,405,360)

 Add: Items not affecting cash flow:
   Gain on sale of discontinued
     operations                                          --        (20,251)       (20,251)
   Foreign currency translation adjustment               63          1,327          1,152
   Common stock issued for services                 245,464          5,000        752,388
Adjustments to reconcile net loss to net cash
  from operating activities:
    Net assets of discontinued operations             1,927         13,816           (750)
    Net liabilities of discontinued
      operations                                         --        (16,585)            --
    Accounts payable and accrued
      expenses                                       18,621        214,219        232,840
    Due to former officer                           133,301         (1,412)       133,500
                                                ------------   ------------   ------------
Net cash used by operating activities                (4,893)      (237,892)      (306,481)
                                                ------------   ------------   ------------
Cash flow from financing activities:
  Advances (repayments) from
    related party                                       250        243,748        284,432
  Proceeds from issuance of common stock                 --             --         23,000
  Notes payable                                          --             --          2,500
                                                ------------   ------------   ------------
Net cash used by financing activities                   250        243,748        309,932
                                                ------------   ------------   ------------
Cash flow from investing activities:
  (Advances) payment from related parties                --          2,237             --
                                                ------------   ------------   ------------
Increase (decrease) in cash position                 (4,643)         8,093          3,451

Cash at beginning of year                             8,094              1             --
                                                ------------   ------------   ------------
Cash at end of year                             $     3,451    $     8,094    $     3,451
                                                ============   ============   ============

Supplemental cash flow information:

   Cash paid for:
            Interest                            $        --    $        --    $        --
                                                ============   ============   ============
            Income taxes                        $        --    $        --    $        --
                                                ============   ============   ============

                   The accompanying notes are an integral part of these
                                   financial statements.

                                             F-5

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Nature of Business
------------------

Satellite Enterprises Corp. (f/k/a GreenVolt Power Corp. [f/k/a Beck & Co.]) The "Company" was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. These jewelry operations were discontinued in July 2000 and disposed of September 24, 2000 through a transfer to the Company's founder. The gain on disposal of the jewelry operation represented the excess of liabilities transferred over the assets transferred.

On July 29, 2000, the Company acquired all of the outstanding shares of GreenVolt Corp. (GreenVolt"), a Canadian corporation in a stock for stock exchange accounted for as a pooling of interests. GreenVolt was a development stage company, and was in the process of developing fuel cell technologies for commercial and industrial uses. Pursuant to the terms of the merger agreement, the Company acquired all of the outstanding common stock of GreenVolt and issued 12,435,250 shares of its common stock to the shareholders of GreenVolt, making GreenVolt a wholly-owned subsidiary of the Company. Also as part of the agreement, the Company's old shareholders gave back and canceled for no consideration, 9,600,000 shares of the Company's outstanding common stock owned by them. The Company's old shareholders continued to hold 5,617,500 shares. Furthermore, the Company's old shareholders forgave all advances or loans made to the Company except for $15,000. The Company also issued 600,000 shares to an investment banker. On September 12, 2000, the Company changed its name to GreenVolt Power Corp. and changed its fiscal year end from March 31 to June 30 to coincide with the fiscal year end of GreenVolt.

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



                                   (Continued)
                                       F-6

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        OTHER INFORMATION (Continued)

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


                                   (Continued)

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share would include the weighted average determined for basic earnings per shares plus common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method and convertible debt outstanding using the if-converted method. There were no common stock equivalents in 2002 or 2001. Convertible debt outstanding is not included because its effect on earnings per share would be antidilutive.

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





                                   (Continued)
                                       F-8

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


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



                                   (Continued)
                                       F-9

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Restatement
-----------

The Company restated its results for fiscal year 2001. The fiscal year 2001 financial statements previously issued did not reflect accrued compensation due management. This restatement impacted the Company's financial statements as follows:

                                As Previously
                                   Stated         Restatement      As Restated
                                   ------         -----------      -----------

Loss from operations             $ (370,298)      $  (63,708)      $  (434,006)
Deficit accumulated during
  development stage              $ (937,383)      $  (63,708)      $(1,001,091)
Basic earnings per share         $     (.02)      $     -          $      (.02)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $404,269 during the year ended June 30, 2002, and has lost $1,405,360 from incorporation to June 30, 2002. At June 30, 2002, the Company had a $629,570 working capital deficiency and a stockholders' deficit of $629,570. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   (Continued)
                                      F-10

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances From Related Parties:

     The advances from related party are due to the stockholder(s) currently providing for maintenance of the Company. These advances are non-interest bearing, unsecured and due on demand. These advances are convertible into the Company's common stock at $.18 per share.

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

NOTE 4 - GAIN ON DISCONTINUED OPERATIONS

On September 24, 2000 the Company discontinued its internet jewelry business and distributed its assets and liabilities to a stockholder. The gain resulting from the discontinued operations was as follows:

     Net assets of discontinued operations                       $ 12,864
     Liabilities of discontinued operations
        assumed by stockholder                                     33,115
                                                                 --------
     Net gain on disposal of discontinued
        operations                                               $ 20,251
                                                                 ========

NOTE 5- INCOME TAXES

Income taxes consisted of the following at June 30,

                                                     2002           2001
                                                  ---------      ---------
  Current:
    Federal                                       $    --        $    --
    State                                              --             --
                                                  ---------      ---------
                                                       --             --
                                                  ---------      ---------
  Deferred:
    Federal                                            --             --
    State                                              --             --
                                                  ---------      ---------
  Income tax benefit (expense)                    $    --        $    --
                                                  =========      =========

                                   (Continued)
                                      F-11

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002


NOTE 5- INCOME TAXES (Continued)

The tax effects of net operating loss carryforwards gives rise to a deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                                 2002
                                                              ----------
Gross deferred tax asset relating to:
  Accrued expenses                                            $ 100,000
  Net operating loss carryforwards                              212,000
                                                              ----------
      Gross deferred tax asset                                  212,000
Valuation allowance                                            (312,000)
Net deferred tax asset                                             -
Deferred tax liability                                             -
                                                              ----------
      Net deferred tax asset (liability)                      $    -
                                                              ==========

At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income as follows:

  Year                                          Federal         State
  ----                                        ----------     -----------
  2013                                            8,000          8,000
  2014                                           51,000         51,000
  2015                                           52,000         52,000
  2016                                          370,000        370,000
  2017                                           50,000         50,000
  ----                                        ----------     -----------
                                              $ 531,000      $ 531,000
                                              ==========     ===========

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Summary of Noncash Activity:

    In 2001 the Company issued 5,000 shares of its common stock for services valued at $5,000. In 2002 the Company issued 3,860,000 shares of its common stock for services valued at $245,464. Inception to June 30, 2002 the Company had issued an aggregate of 17,300,240 shares of its common stock for services valued at $752,388, net of 9,600,000 shares subsequently canceled.

    The gain on discontinued operations on the disposal of the jewelry operations represents the excess of liabilities transferred over assets transferred to the Company's founder on September 24, 2000 (see Note 4).

                                   (Continued)
                                      F-12

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                       YEARS ENDED JUNE 30, 2002 AND 2001
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2002

NOTE 7 - SUBSEQUENT EVENTS

On August 27, 2002, the Company issued 3,375,000 shares of its common stock and transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. This agreement also settled the $133,500 due to former officer (see
Note 3).

On August 28, 2002, the Company approved a 1 for 100 reverse split of its outstanding shares. This reverse split has not been reflected in these financial statements.

As a part of this agreement, the Company also transferred rights to the GreenVolt name. In September 2002, the Company changed its name to Satellite Enterprises Corp.