Form 10QSB
period 2002-09-30
SATELLITE ENTERPRISES CORP
filed 2002-12-17
CIK 1061688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                        Commission File Number 000-26607

                           SATELLITE ENTERPRISES CORP.

        (Exact name of small business issuer as specified in its charter)


            NEVADA                                                88-0390828
        --------------                                       -------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

                             20 VARCREST PLACE N.W.
                        CALGARY, ALBERTA, CANADA, T3A 0B9
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  403- 650-6586
                          -----------------------------
                           (Issuer's telephone number)


       Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 264,000 shares of common stock as of December 16, 2002.

Transitional Small Business Format:  Yes [    ]  No [ X ]

                                   FORM 10-QSB
                           SATELLITE ENTERPRISES CORP.
                          (F/K/A GREENVOLT POWER CORP.)

                                      INDEX

                                                                            Page

PART I.        FINANCIAL INFORMATION                                          3

Item 1         Financial Statements                                           3

Item 2         Management's Discussion and Analysis of                        8
               Financial Condition and Plan of Operation

Item 3         Controls and Procedures                                       13

PART II.       OTHER INFORMATION                                             14

Item 1         Legal Proceedings                                             14
Item 2         Changes in Securities                                         14
Item 3         Defaults Upon Senior Securities                               14
Item 4         Submission of Matters to a Vote of Security Holders           14
Item 5         Other Information                                             14
Item 6         Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                   15

CERTIFICATION                                                                16

EXHIBIT 1.1    Certificate of Amendment of the Articles of Incorporation
               for GreenVolt Power Corp.                                     18


                                     PART I
                                     ------

ITEM 1. FINANCIAL INFORMATION

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)



                                                       Sept. 30,          June 30,
                                                         2002               2002
                                                      ------------      ------------
ASSETS
------

Current assets:
    Cash                                              $         0       $     3,451
    Cash - Attorney Trust Account                           3,900                 0
                                                      ------------      ------------

         Total Current Assets                               3,900             3,451
                                                      ------------      ------------
         Total Assets                                 $     3,900       $     3,451
                                                      ============      ============


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses             $   197,002       $   212,589
    Notes payable                                           2,500             2,500
    Convertible Debentures                                284,432           284,432
    Due to a former officer                                     0           133,500
    Advances from shareholders                            16 ,683                 0
                                                      ------------      ------------

         Total Current Liabilities                        500,617           633,021
                                                      ------------      ------------

Stockholders' equity (deficit):
    Preferred stock, par value $.001,
      Authorized 5,000,000 shares; none issued
      and outstanding                                           0                 0
    Common stock,  par value $.001, authorized
      200,000,000 shares; issued and
      outstanding 259,000 and 225,177                         259               225
    Additional paid-in capital                            911,203           774,413
    Accumulated other comprehensive income                      0             1,152
    Deficit accumulated during the
      development stage                                (1,408,179)       (1,405,360)
                                                      ------------      ------------

        Total stockholders' equity (deficit)             (496,717)         (629,570)
                                                      ------------      ------------

         Total liabilities and
          Stockholders' equity (deficit)              $     3,900       $     3,451
                                                      ============      ============

                       See Notes to Financial Statements.


                                     SATELLITE ENTERPRISES CORP.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                           Three Months Ended              Development
                                                               September 30,                 Stage to
                                                           2002              2001         Sept. 30, 2002
                                                       ------------      ------------      ------------
                                                                          (Restated)
Revenue                                                $         0       $         0       $         0
Cost of sales                                                    0                 0
Operating Expenses                                          (6,953)                0            (6,953)
Interest expense                                               (63)                0               (63)
                                                       ------------      ------------      ------------
Income (loss) from continuing operations                    (7,016)                0            (7,016)

Debt Forgiveness                                             3,045                 0             3,045
Income (loss) from operations of discontinued
   Operations, less applicable income taxes of $0            1,152           (18,174)       (1,424,459)
Gain on disposal of discontinued operations,
   Less applicable taxes of $0                                   0            20,251            20,251
                                                       ------------      ------------      ------------
Income (loss) before income tax expense                     (2,819)            2,077        (1,408,179)

Income tax expense                                               0                 0                 0
                                                       ------------      ------------      ------------

Net income (loss)                                           (2,819)            2,077        (1,408,179)

Other comprehensive income (loss):
     Foreign currency translation adjustment                     0                 0             1,152
     Reclassification adjustment                            (1,152)                0            (1,152)
                                                       ------------      ------------      ------------

Comprehensive income (loss)                            $    (3,971)      $     2,077       $(1,408,179)
                                                       ------------      ------------      ------------

Basic earnings (loss) per share                        $      (.02)      $       .01       $     (8.08)
                                                       ------------      ------------      ------------

Weighted average number of
 shares outstanding                                        229,034           186,572           174,243
                                                       ------------      ------------      ------------


                                 See Notes to Financial Statements.


                                     SATELLITE ENTERPRISES CORP.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                     Increase (Decrease) In Cash
                                             (Unaudited)


                                                             Three Months Ended            Development
                                                                 September 30                Stage to
                                                            2002              2001       September 30, 2002
                                                        ------------      ------------      ------------
                                                                           (Restated)
Cash flows from operating activities:
  Net income (loss)                                     $    (2,819)      $     2,077       $(1,408,179)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
       Debt forgiveness                                      (3,045)                0            (3,045)
       Gain on disposal of discontinued operations                0           (20,251)          (20,251)
       Common stock issued for services                           0                 0           752,388
       Cash - Attorney Trust account                         (3,900)                0            (3,900)
        Net assets of discontinued operations                                                      (750)
        Net liabilities of discontinued operations                0                 0           133,500
        Accounts payable and accrued expenses                (9,218)            8,800           223,622
                                                        ------------      ------------      ------------
Net cash flows from operating activities                    (20,134)           (9,374)         (326,615)
                                                        ------------      ------------      ------------

Cash flows from financing activities:
    Stock proceeds                                                0             2,464            23,000
    Advances from related party                              16,683                 0            16,683
    Notes Payable                                                 0                 0             2,500
    Advances from investment bankers                              0                 0           284,432
                                                        ------------      ------------      ------------
Net cash flows from financing activities                     16,683             2,464           326,615
                                                        ------------      ------------      ------------

Cash flows from investing activities                              0                 0                 0
                                                        ------------      ------------      ------------

Increase (decrease) in cash                                  (3,451)           (6,910)                0
Cash:
  Beginning of year                                           3,451             8,094                 0
                                                        ------------      ------------      ------------
  End of year                                           $         0       $     1,184       $         0
                                                        ============      ============      ============

Supplemental cash flow information:
Interest paid                                           $        0        $         0       $         0
                                                        ============      ============      ============
Income taxes paid                                       $        0        $         0       $         0
                                                        ============      ============      ============

                                 See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2002.

NATURE OF BUSINESS
------------------

The Company was formed as a Nevada corporation on April 14, 1998 as Beck & Co., and initially was active as a specialty retailer of fine jewelry. On July 29, 2000, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario, Canada, Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt was in the process and business of developing fuel cell technologies for commercial and industrial use. The company subsequently terminated its activity in the retail jewelry business, and changed its name, effective September 12, 2000, to GreenVolt Power Corp.

 On August 27, 2002, Satellite Holdings Ltd., a corporation organized under the laws of the Turks & Caicos Islands, acquired 13,783,740 shares, representing approximately 53% of the Company's common stock. In addition, the Company transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. On August 28, 2002, the Board of Directors of the Company resolved to change the name of the Company to Satellite Enterprises Corp., and on September 15, 2002, the Company completed a one-for-one-hundred reverse split (the "Reverse Split") of its outstanding common stock.

The Company currently has no operations. The Company continues to search for an appropriate merger candidate.

DEVELOPMENT STAGE COMPANY
-------------------------

The Company is deemed to be in the development stage. Historically the Company devoted the majority of its efforts to development of an Internet jewelry business and later towards the development of fuel cell technologies. The Company terminated and disposed of the assets relating to both of these endeavors and currently has no operations. Currently the Company is devoting all of its efforts to: maintenance of the corporate status; settlement of liabilities; and the search for a viable method of operations and/or merger candidate.

At present the Company is fully dependent on certain stockholders for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

Failure of the company to secure a merger/acquisition agreement and/or adequate financing could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

Disposition of Subsidiary / Settlement of Due to Former Officer
---------------------------------------------------------------

On August 28, 2002 the Company issued 33,375 post-reverse split shares of the Company's common stock and transferred its GreenVolt Corp. subsidiary including all of the Company's fuel cell technology to the Company's former Chief Executive Officer as part of a general release and settlement agreement. This agreement also settled $140,275 in obligations owed to this former officer and affiliates of this former officer. A summary of this transaction and the accounting for it are as follows:

         Assets of GreenVolt Corp. transferred                                  $   3,451
         Settlement of Due to Former Officer                                    ( 133,500)
         Settlement of accounts payable to affiliate of former officer          (   6,775)
                                                                                ----------
         Net                                                                    $ 136,824
                                                                                ==========

         Issuance of common stock and related additional paid-in capital        $ 136,824
                                                                                ==========

Note Payable
------------

The note payable bears interest at 10%, is unsecured, and is currently delinquent.

Convertible Debentures
----------------------

The convertible debentures are unsecured, non-interest bearing and currently delinquent. These debentures are currently convertible into shares of the Company's common stock at approximately $.18 per share. The Company is presently attempting to negotiate settlement of this liability. The success of these negotiations cannot be determined at this time.

Advances From Shareholders
--------------------------

The advances from shareholders are due to the shareholders currently providing for maintenance of the Company. These advances are unsecured, non-interest bearing, and due on demand.

Reverse Stock Split
-------------------

On August 28, 2002, the Company approved a 1 for 100 reverse split of its outstanding common stock. This reverse split has been reflected retroactively in the accompanying financial statements.

Debt Forgiveness
----------------

During the quarter ended September 30, 2002 the Company successfully negotiated settlement of certain recorded accounts payable for less than their recorded value. These settlements resulted in debt forgiveness of $3,045 in the quarter ended September 30, 2002.

Reclassification Adjustment - Foreign Currency Translation
----------------------------------------------------------

During the quarter ended September 30, 2002 the Company sold its investment in its foreign subsidiary, GreenVolt Corp. A reclassification adjustment has been made between other comprehensive income and net income to avoid a double counting of the cumulative foreign currency translation adjustment. This reclassification adjustment is reflected in Income (Loss) From Operation of Continuing Operations in the accompanying financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

(1)      Caution Regarding Forward-Looking Information

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," `intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may effect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and
(iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)      Plan of Operation

         The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. There can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurances the Company will be successful in its efforts to enter into or consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

         In the past few months, the Company has reviewed and evaluated a number of business ventures for a possible acquisition or participation by the Company. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

         To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities and broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

         Since the disposition of the Company's wholly-owned subsidiary, GreenVolt Corp., in August 2002, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

         There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate, other than (1) the issuance of shares of restricted common stock in settlement of outstanding liabilities, and
(2) conversion of the Company's currently outstanding convertible debentures at a substantial discount to the current conversion price in full settlement of such liabilities. With respect to these issuances, the Company does not anticipate receiving any cash proceeds. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. The lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business
-----------------------

         The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

         Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or products sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not be paid a finder's fee for locating a business opportunity.

         The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location throughout the world. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in may instances management of such a venture will not have proved its ability, the eventual market of such venture's products or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems. In general, the stronger the business acquired, the more dilution that will be experienced by current shareholders.

         In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

         The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of the present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

         The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

         The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business
-------------------------

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

         In connection with the Company's acquisition of a business, the present shareholders and other convertible security holders of the Company, including the officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company, particularly if such shares represent a controlling block. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participation in the reorganization to negotiate to the purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and hereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such share after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction, particularly since a majority of the currently outstanding shares of Common Stock are held by one investor, and such investor has the power to approve any proposed transaction.

         In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors and possibly controlling shareholders will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense of the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the market.

         While the actual terms of an acquisition to which the Company may be a party cannot be predicted, it may be expected that he parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under section 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of Company's voting shares. It is not uncommon, however that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of business acquisition, it may be anticipated that the stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

         Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

         The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all the parties thereto, will specify certain events of default, will detail the terms and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms. In the event any contemplated transaction fails to close, the Company would incur significant legal and other related expenses which may not be recoverable or reimbursed.

Operation of Business After Acquisition
---------------------------------------

         The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Results of Operations
---------------------

         Since the disposition of the Company's wholly-owned subsidiary in August 2002, the Company has no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

         The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income from continuing operations. Other that the disposition of the Company's wholly-owned subsidiary, there have been no events which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

         Quotations for the Company's common stock have appeared on the OTC Bulletin Board since September 15, 2002 under the symbol "SENR." However, since September 15, 2002, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

Results of Operations - Comparison of Prior Periods
---------------------------------------------------

Three Months Ended September 30, 2002 and 2001

         The Company generated no revenue for the three months ended September 30, 2002 or 2001. There were no cost of sales for the three months ended September 30, 2002 or 2001.

         General and administrative expenses for the three months ended September 30, 2002 were $6,953, as compared to $18,174in the same period of 2001. This decrease can be attributed to the disposal of the Company's fuel cell business.

         The Company had interest expense in the amount of $63 for the three months ended September 30, 2002, as compared to $0 interest expense for the three months ended September 30, 2001.

         As a result of the foregoing, the Company realized a net loss of $2,819 for the three months ended September 30, 2002, as compared to net loss of $2,077 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had a working capital deficit of $496,717, as compared to a working capital deficit of $629,570 at June 30, 2002. As of September 30, 2002, the Company had assets of $3,900, and liabilities of $500,617. The Company has no operations and is dependent on certain stockholders for all working capital needs. The Company is presently attempting to negotiate settlements of its various liabilities. The success of these negotiations cannot be determined at this time.

         At present, the Company does not have adequate capital to conduct any significant operations. The Company is presently attempting to negotiate settlements of its various liabilities. The success of these negotiations cannot be predicted at this time.

         The Company is engaged in the search for potential business opportunities for acquisitions or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company `s authorized but unissued common stock, which will cause substantial dilution to shareholders immediately prior to such issuance. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

         The Company has very limited liquid assets, and such assets will not be sufficient for the Company to meet its operating needs over the next twelve months. Other than for settlement of currently outstanding liabilities and costs related to complying with the reporting obligations of the Securities and Exchange Act of 1934, the Company does not anticipate that it will require substantial revenue, or additional cash assets, until it enters into an acquisition or reorganization transaction with a business opportunity. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. There can be no assurance that the Company will be able to identify such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into or consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

         The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. While it is currently the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity, management and such principal shareholders are under no obligation to provide any additional capital, and may cease advancing needed capital at any time. If the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

         Failure of the company to enter into and complete a merger or acquisition agreement and/or obtain adequate financing could result in the Company being unable to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

(1)      Evaluation of Disclosure Controls and Procedures

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company, Robert Hodge, concluded that the Company's disclosure controls and procedures were adequate.

(2)      Internal Controls

         The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, Robert Hodge.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There was no litigation outstanding against the Company as of September 30, 2002. However, management is aware that a substantial amount of accounts payable have not been paid by prior management. Current management is currently evaluating the claims of various such creditors, and anticipates that several may sue the company for nonpayment. The total outstanding obligations of the Company as of December 16, 2002 is less than $60,000, not including outstanding convertible debentures, the holders of which have indicated that they will convert their debt into common stock. If the conversion price of the convertible debentures is reduced from approximately $0.18 to approximately $0.018.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2002 the Company issued 33,375 post-reverse split restricted shares of the Company's common stock to its former Chief Executive Officer, as part of a general release and settlement agreement. The shares were issued pursuant to an exemption provided under Section 4(2) of the Securities Act of 1933, as amended. Liabilities of $140,275 were settled during the three months ended September 30, 2002 in connection with this issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company does not have any secured or otherwise senior securities. The Company remains in default under the terms of its outstanding convertible debentures, but is in negotiations with the holders of such debenture to convert the debentures into common stock and waive all defaults. The convertible debenture holders have not taken any action against the Company to date, and have indicated that they will convert the debentures if the Company agrees to modify the conversion rate of the debentures to approximately $0.018 per share. The balance of the convertible debentures was $284,432 as of September 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 28, 2002, the shareholders, acting by written consent of the holders of approximately 53% the outstanding shares of the common stock, approved a change of name of the Company from GreenVolt Power Corp. to Satellite Enterprises Corp., and approved a one-for-one hundred reverse split of the Company's common stock effective September 0, 2002. The par value of the common stock remained $0.001, and the authorized common stock remained the same 200,000,000 shares authorized prior to the reverse split.

         The Company did not conduct any meeting of its shareholders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         1.1      Certificate of Amendment of Articles of Incorporation

REPORTS ON FORM 8-K

         Current Report on Form 8K, filed on September 3, 2002.



                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Satellite Enterprises Corp.
                           (f/k/a GreenVolt Power Corp.)


December 16, 2002          By /s/   Robert Hodge
                              ----------------------------------------------
                                    Robert Hodge
                                    Chief Executive Officer

                   CERTIFICATION PURSUANT TO 18 U.S.C. SS.1350

                                  CERTIFICATION

         I, Robert Hodge Chief Executive Officer and Chief Financial Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Satellite Enterprises Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or the entire board of directors or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequently to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           Satellite Enterprises Corp.
                                (f/k/a GreenVolt Power Corp.)


December 16, 2002          By /s/   Robert Hodge
                              ------------------------------------------
                                    Robert Hodge
                                    Chief Executive Officer