Form 10KSB/A
period 2001-06-30
SATELLITE ENTERPRISES CORP
filed 2003-01-23
CIK 1061688

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:
YES [X]    No [ ]

         State issuer's revenues for its most recent fiscal year:     $ 0.00

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

         As of September 1, 2001, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the common equity was sold, or the closing price of such common equity as of a specified date within the past 60 days: (October 31, 2001); was $353,675.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 19,017,740 as of November 1, 2001

         Transitional Small Business Format: YES [ ]    NO [X]

                               TABLE OF CONTENTS

PART I

Item 1. Description of Business................................................3

Item 2. Description of Property................................................8

Item 3. Legal Proceedings......................................................8

Item 4. Submission of Matters to a Vote of Security Holders....................8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .9

Item 6. Management's Discussion and Analysis or Plan of Operation.............10

Item 7. Financial Statements and Supplementary Data ..........................11

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure...................................11

PART III

Item 9. Directors and Executive Officers......................................12

Item 10. Executive Compensation...............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management.......13

Item 12. Certain Relationships and Related Transactions.......................14

Item 13. Exhibits ............................................................14

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I. INTRODUCTION

        GreenVolt Power corp. (formerly Beck & Co.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct mail and word of mouth advertising. In August 1999, the company established a retail jewelry presence on the Internet located at www.e-tailjewelry.com. Management initially intended to focus its resources on developing a dynamic e-commerce Internet presence, marketing fine jewelry and establishing specialty outlets in small rural communities.

        However, on July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt is a development stage company, and is in the process of developing fuel cell technologies for commercial and industrial use. In connection with this transaction, management of the Company changed, and the Company has disposed of its retail jewelry business in September 2000, by transfer of all jewelry assets and liabilities to Larry Beck a former director of the company. This was done to focus all management attention on GreenVolt's fuel cell business.

        On September 12, 2000, the corporation changed its name from "Beck & Co." to "GreenVolt Power Corp.", in order to better reflect its intended business. The transaction was treated as a reverse merger with GreenVolt Corp being the survivor. The financial statements included herein are those of GreenVolt Corp. and have been restated and re-audited for the year ended June 30, 2001.

        As of the date of the filing of this amended Annual Report on Form 10-KSB/A, all operations of GreenVolt Corp. have been discontinued and the Company has disposed of GreenVolt. Accordingly, the historical information contained herein is not indicative at all of possible future results of operations of the company, and is provided for historical information only.

II. THE GREENVOLT TRANSACTION

        On July 29, 2000 (Effective July 1, 2000), the Company acquired all of the outstanding Common Shares of GreenVolt Corp., an Ontario, Canada corporation ("GreenVolt"), in a stock for stock exchange wherein the Company issued 12,435,240 shares of its Common Stock to the existing shareholders of GreenVolt, in exchange for 100% of their GreenVolt shares, making GreenVolt Corp. a wholly-owned subsidiary of GreenVolt Power Corp. (the "Company").

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

        As a result of this transaction, Beck acquired GreenVolt as a wholly-owned subsidiary and the former shareholders of GreenVolt in the aggregate acquired control of Beck. The old shareholders of Beck continued to hold 5,617,500 shares or 30.1% of the Company's outstanding Stock, South Bay Capital, Inc., the consultant involved in the transaction, was issued 600,000 shares, or 3.22% of the Company's Common Stock, the five former shareholders of GreenVolt, Messrs. Thomas Faul, John Munro, George Coventry, Douglas Carr and Ulrich Kretschmar were issued in the aggregate 12,435,240 shares, representing 66.6% of Beck & Co.'s outstanding Common Stock.

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

1. Prior History of GreenVolt

        GreenVolt Corp. was incorporated in 1994 as Flint Energy Inc. to develop ecologically improved power generation technology. The initial developments were systems for High Speed Flywheel Energy Storage. The name of the company was changed to Astris Technology Inc. to further develop Alkaline Fuel Cells for home and stationary electrical power generation. The Company was basically inactive from incorporation through June 30, 1999. During this period the Company was not capitalized and the aggregate losses of US $2,460 were funded by the Company's founder, Mr. Thomas Faul. The name was then changed in 1999 to GreenVolt Corp. to better reflect the Fuel Cell as Green (not being harmful to the environment) and Volt to reflect the electrical power. It is at this point that the Company's development efforts commenced.

2.  Fuel Cells

        Fuel Cells are electrochemical devices that like batteries generate an external electric current from internal chemical reactions. Unlike batteries, fuel cells continue to generate electricity as long as reagent "fuel" is supplied to the electrodes.

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

        The cell consists of magnesium plates, a cathode and a saltwater electrolyte. To recharge the cell when the magnesium is consumed, the plates are replaced and more electrolyte is added. The magnesium contains a lot of energy, is easily stored, non-combustible, non polluting and one of the most inexpensive and abundant metals on earth. These advantages provide economic and environmental incentives for the commercial development of the fuel cell.

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

        The Company was then focused on acquiring and developing a 12 volt Magnesium/Air/Salt-Water Fuel Cell (hereinafter "MASWFC"), as described above in section 2 "fuel cells". Mr. Thomas Faul conducted the Research & Development activities of the Company. Mr. John Munro provided accounting services. Amounts owed for these services were accrued and are reflected in the accompanying financial statements.

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

        Additional innovative features developed as a result or the Company's own Research and Development will be subject to patent application as they are developed.

11.  Research and Development Activities

        In the twelve months ended June 30, 2001, the Company expended in excess of US $74,000.00 on research and development.

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

        In the twelve months ended June 30, 2000, the Company expended in excess of US $57,000.00 on research and development.

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

17.  Capital

        On April 12, 2000, GreenVolt entered into a letter of understanding to borrow up to CDN $76,000.00 and the terms of this loan are currently being negotiated between the Company and the lenders. This loan commitment was fully funded during the twelve months ending June 30, 2001. Additional funds from the same source, were also committed and received by the Company for a grand total of US $224,182 dollars. The Company is in default of said loans, which are convertible into common stock of the company, and the lenders are discussing the terms of a settlement with the Company. The Company has no ability to repay any of its debts or obligations at the present time, and is seeking to negotiate with the lenders to convert the debt into common stock of the Company. There is no assurance that any agreement will be reached by the lenders. Certain shareholders of the Company have committed to provide minimum working capital to fund the limited operations of the Company, but there is no assurance that such shareholders will advance any funds to the Company, or that if such shareholders are willing to advance any funds, that the terms of such financing will be acceptable to the Company.

        The Company's capital is currently insufficient to conduct its business. If it is unable to obtain additional capital, the Company will be unable to complete development of its fuel cell technology or continue any operations. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at this date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

18.  Employees

        The Company had two officers providing services to the Company. Compensation for these services is accrued in the accompanying financial statements. Mr. Faul is providing services to the Company as its President and Chief Executive Officer and Mr. John Munro, is providing services to the Company as its Chief Financial Officer. Both officers of the company perform such tasks as necessary to maintain the corporate existence of the Company and develop and implement a viable business plan. Both officers have agreed to accrue their compensation until such time as the Company has the ability to pay such fees. Mr. Faul's compensation shall accrue at the rate of $5,000 per month, subject to adjustment from time to time as determined by the board of directors.

19. Going Concern Assumption in Auditor's Report

        The Company's independent auditor's in their Independent Auditors' Report have added the fourth paragraph regarding going concern, as follows:

        "As discussed in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

ITEM 2.     DESCRIPTION OF PROPERTY

        The Company had corporate and administrative offices, and a small research facility on a rent free basis in the home of Thomas Faul, its President, and in a small work shop building separately located on his property, in Orillia, Ontario. Management believes its facility is adequate for the Company's current level of operations, but anticipates leasing facilities once additional capital is obtained.

ITEM 3.     LEGAL PROCEEDINGS

        There is no litigation pending as of June 30, 2001, and management is not aware of any potential claims which, if asserted, would have a material adverse effect on the results of operations or financial condition of the Company. However, management is aware that a substantial amount of accounts payable and other loan advances has not been paid. Management is currently evaluating the claims of various such creditors, and anticipates that several may sue the company for nonpayment. The total outstanding obligations of the Company as of June 30, 2001, was US $480,849.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        A. Market Information.

        The Company's Common Stock traded over-the-counter on the NASD Bulletin Board Market under the symbol "BCKC" during the fourth quarter of its fiscal year ended June 30, 2001, and under the symbol "GVLT" since September 20, 2000. The closing sales price for the Company's shares as of November 1, 2001, was $0.05.

        Set forth below is the high and low bid information for the Company's Common Stock for the last quarterly period

        Period                   High    Low
        ----------------         ----    ----
        4th Quarter 2001         0.67    0.25
        3rd Quarter 2001         1.56    0.27
        2nd Quarter 2001         3.81    0.80
        1st Quarter 2001         5.38    2.19

        The information above is based on closing prices reported for the Company's common Stock on Nasdaq's over-the-counter bulletin board. Accordingly, this information consists of quotations that reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

        At November 1, 2001, the Company had approximately 75 Shareholders of record.

        The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

        B. Sales of Unregistered Securities from inception through September 30, 2001.


          Amount of Common      Class of Persons            Total               Total
  Date    Stock Sold            to Whom Sold                Offering Price      Commission      Exemption
------    ------------------    -----------------------     ----------------    ----------      ---------
  4/98    10,000,000            Chief Executive Officer     For services           0            Rule 504 & Sec.4(2)
                                                            rendered valued
                                                            at $45,950
  4/98     5,000,000            Accredited Investors        $    500               0            Rule 504 & Sec.4(2)
  6/98        70,000            Accredited Investors        $  7,000               0            Rule 504 & Sec.4(2)
  3/99       147,500            Accredited investors        $ 14,750               0            Rule 504 & Sec.4(2)
  7/00    12,435,240            Shareholders of             $124,352(1)            0            Sec.4(2)
                                  GreenVolt Corp.
  7/00       600,000            Accredited Investor         $  6,000               0            Sec.4(2)
                                For consulting services
 11/00         5,000            Consultant                  $ 5,000                0
 08/01       200,000            Consultant                  $ 33,369               0            Sec 4(2)
 09/01       100,000            Consultant                  $133,214               0            Sec 4(2)
 09/01       100,000            Consultant                  $  8,881               0            Sec 4(2)


-------------------
(1) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.

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

The Company incurred operating expenses, including research and development costs of $452,792 for the fiscal year ended June 30, 2001, $502,757 for the fiscal year ended June 30, 2000. The operating expenses for all periods resulted primarily from research and development, general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $434,006 for the year ended June 30, 2001, $564,625 for the year ended June 30, 2000.

Liquidity and Capital Resources for the Year Ended June 30, 2001

At June 30, 2001, the Company had a working capital deficit of $471,818 as compared to working capital deficit of $26,563 at June 30, 2000. The working capital deficit resulted primarily from accrued consultant fees, unpaid professional fees and advances by venture capital bankers. The Company's capital was obtained from loan advances totaling $284,182. This obligation is currently in default and the Company is negotiating with the holders and lenders of such debt to convert such debt into equity. In addition, there are currently various unpaid liabilities of the Company in addition to the convertible debt, including trade and accounts payable of approximately $132,760. The Company is evaluating such payables and is attempting to negotiate settlements with these vendors. There is no assurance that such negotiations will be successful, or that the Company will be able to raise additional capital on favorable terms, or at all. The Company is seeking a loan to the Company from a venture capital banking group. The whole of the loan amount is currently under negotiation as to terms and conditions by the lenders and the Company. There is no assurance that any of these funds advanced by the venture capital bankers will be repaid in cash unless the Company is able to raise sufficient new capital. The Company will seek to convert all loan advances into common stock.

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

With the change in management and corporate direction in July 2000, the Company, in September 2000 discontinued the retail jewelry business that it had previously been involved in and distributed the assets and liabilities of the jewelry business to Larry Beck, a former director of the company. The Company is now focusing all of its business efforts on the development of new fuel cell technologies and in particular the MASWFC. Management is now seeking sources of debt and/or equity capital in order to further capitalize and fund the development of MASWFC technology. The Company has not identified any potential sources of debt or equity financing and cannot predict whether any such financing will in fact be obtained by the Company or on what terms. There is also no assurance that the Company will be successful in developing and commercializing any fuel cells technologies.

Disclosure Regarding Forward-Looking Statements. The statements contained in this Form 10-KSB/A Report that are not historical facts are "forward-looking statements" and can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made herein.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company required by this item are set forth at the end of this Form 10-KSB/A at pages F-1 through F-11. The financial statements attached hereto have been restated and replace the financial statements attached the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on November 16, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In November of 2002 the Company retained Callahan Johnston & Associates, LLC to re-audit its financial statements for the year ended June 30, 2001. See Form 8-K/A, dated December 4, 2002.

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

Mr. Thomas Faul/President and a Director

        Thomas Faul, the President and a Director of GreenVolt Power Corp., has been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht
(USA), Century Boat (USA), Dominion Auto Accessories (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited,, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.S.C. from the University of Toronto, and his M.A.S.C. from University of Toronto.

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

        Dr. Kretschmar's consulting practice client list includes Noranda, International Pulp and Paper, the Federal Government of Canada, the Federal Government of Guyana, and the Provincial Government of Ontario. He has also been a consultant for the International Development and Research Center of Canada and the Commonwealth Science Council of London England.

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


                   Summary Long-Term Compensation
Name/Position       Year      Restricted stock      Options/SARS      LTPI      All other
                                  Award               (#)(1)          Payout    compensation
                                   ($)                                ($)           ($)
Thomas Faul
 Chairman/CEO       2001            0                  0             0             60,000
                    2000            0                  0             0             0
                    1999            0                  0             0             0

Employment Contracts

        Mr. Thomas Faul does not currently have an employment contract with the Company and the Company does not currently have any employment contracts with any other individuals or consultants.

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

                                        Beneficial             Percentage
Name and Address                        Ownership               of Class(1)
----------------                        ---------               -----------

Thomas Faul                             10,446,240                54.9%
4055 Digby Drive(1)
R.R. 2 Orillia, Ontario L3V 6H2

John Munro                                 932,700                 4.9%
25739 Warden Ave.,
R. R. # 3 Sutton, ON L0E 1R0

Ulrich Kretchmar                            62,500               0.003%
408 Bay St.,
Orillia, ON L3V 3X4

All current directors and
officers as a group (3 persons)         11,441,440                60.2%

        The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

        All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company, except that the Company has not received any copy of any Schedule 13D filed by Mr. Faul, and has not found any such filing at the SEC's website. As the holder of approximately 54% of the outstanding common stock of the Company, the Company believes Mr. Faul, is required to file a Schedule 13D. In addition, the Company has not received, and is not aware of, any filing of any Section 16 Reports, such as From 3's, which would Be required to be filed by Mr. Faul and Mr. Munro. The Company is not aware whether or not Mr. Faul or any other officer is required to file any other Section 16 Reports. The Company is not aware of any filings under Section 13 or Section 16 by any officer, director or 10% shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Related Transactions

        None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

I       Exhibits

                (1) (Restated) Audited Financial Statements and Related Notes
            and Balance Sheets at June 30, 2001, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2001 and 2000, and from inception on April 15, 1998 through June 30, 2001 (herewith attached).

II              (1) Plan and Agreement of Reorganization by Exchange by and
            between Beck & co. and GreenVolt Corp.*

                (2)    (i)     Articles of Incorporation*

                       (ii)    Bylaws*

                       (11)    Statement re: Computation of Per Share Earnings

                       (21)    Subsidiaries of Registrant:

                                GreenVolt Corp., an Ontario corporation
                                4055 Digby Drive
                                Orillia, Ontario, Canada L3V 6H2

                (3) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

            *Incorporated by reference to Registrant's Form 10-SB filed on July 6, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GREENVOLT POWER CORP.

                                               /s/ Robert Hodge
                                               --------------------------
                                               Robert Hodge, President and
                                               Chief Executive Officer
Date: January 22, 2003

In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                   Date
------------------      ----------------------------------      ----------------

/s/ Robert Hodge         Chief Executive Officer, President     January 22, 2003
-----------------        and a Director
    Robert Hodge

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                     YEARS ENDED JUNE 30, 2001 AND 2000 AND
                            PERIOD FROM INCORPORATION
                        (APRIL 14, 1998) TO JUNE 30, 2001

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                     YEARS ENDED JUNE 30, 2001 AND 2000 AND
                            PERIOD FROM INCORPORATION
                        (APRIL 14, 1998) TO JUNE 30, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-1

Financial Statements:

  Consolidated Balance Sheet.................................................F-3

  Consolidated Statements of Operations......................................F-4

  Consolidated Statements of Stockholders' Equity (Deficit)..................F-5

  Consolidated Statements of Cash Flows......................................F-6

  Notes to Financial Statements..............................................F-7

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

/S/ HOLLANDER, LUMER & CO. LLP

Los Angeles, California
September 29, 2000

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Stockholders and Board of Directors
GreenVolt Power Corp.
   (A Development Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of GreenVolt Power Corp. as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from date of incorporation (April 14, 1998) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2000 were audited by other auditors whose report dated September 29, 2000 on those statements included an emphasis of matter paragraph concerning the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Volt Power Corp. as of June 30, 2001 and the results of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2001 and for the period from incorporation (April 14, 1998) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
December 3, 2002

--------------------------------------------------------------------------------
            7400 LYNDALE AVENUE SOUTH, SUITE 140, RICHFIELD, MN 55423
                   TELEPHONE: (612)861-0970 FAX: (612)861-5827
                          EMAIL: CJACALLAHAN@QWEST.NET

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $     8,094
  Prepaid expenses                                                          937
                                                                    ------------

            Total current assets                                          9,031
                                                                    ------------

Other assets:
  Security deposit                                                          990
                                                                    ------------

            Total assets                                            $    10,021
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                             $   130,260
  Notes payable                                                           2,500
  Convertible debentures                                                284,182
  Due to former officer, related party                                   63,907
                                                                    ------------

            Total current liabilities                                   480,849
                                                                    ------------

Stockholders' equity (deficit):
  Preferred stock, par value $.001,
    authorized 5,000,000, none issued
    and outstanding                                                          --
  Common stock, par value $.001,
    authorized 200,000,000 shares;
    issued and outstanding 18,657,740
    shares                                                               18,658
  Additional paid in capital                                            510,516
  Deficit accumulated during development stage                       (1,001,091)
  Accumulated other comprehensive income                                  1,089
                                                                    ------------
            Total stockholders' equity (deficit)                       (470,828)
                                                                    ------------

            Total liabilities and
              stockholders' equity (deficit)                        $    10,021
                                                                    ============

                 The accompanying notes are an integral part of
                          these financial statements.


                                  GREEN VOLT POWER CORP.
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Period From
                                                                              Incorporation
                                               Years Ended June 30,         (April 14, 1998)
                                        --------------------------------            To
                                            2001               2000           June 30, 2001
                                        -------------      -------------      -------------
                                        (As Restated)
Revenues                                $         --       $         --       $         --

Operating expenses:
  General and administrative                 378,531            445,268            826,259
  Research and development                    74,261             57,489            131,750
                                        -------------      -------------      -------------

          Total operating expenses           452,792            502,757            958,009
                                        -------------      -------------      -------------

Income (loss) from
  continuing operations                     (452,792)          (502,757)          (958,009)

Income (loss) from operations of
  discontinued operations, less
  applicable income taxes of $-0-             (1,465)           (61,868)           (63,333)

Gain (loss) on disposal of
  discontinued operations, less
  applicable income taxes of $-0-             20,251                 --             20,251
                                        -------------      -------------      -------------

Income (loss) before income taxes           (434,006)          (564,625)        (1,001,091)

Income taxes                                      --                 --                 --
                                        -------------      -------------      -------------

Net income (loss)                           (434,006)          (564,625)        (1,001,091)

Other comprehensive income (loss):
  Foreign currency translation
    adjustment                                 1,327                176              1,089
                                        -------------      -------------      -------------

Comprehensive income (loss)             $   (432,679)      $   (564,449)      $ (1,000,002)
                                        =============      =============      =============

Basic earnings per share                $       (.02)      $       (.03)      $       (.06)
                                        =============      =============      =============

Weighted average number of shares
  outstanding)                            18,657,740         18,653,500         17,030,796
                                        =============      =============      =============

                      The accompanying notes are an integral part of
                               these financial statements.


                                                     GREEN VOLT POWER CORP.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   PERIOD FROM INCORPORATION (APRIL 14, 1998) TO JUNE 30, 2001
                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                   Additional                   Other     During the   Stockholders'
                                                 Common Stock       Paid in   Subscription  Comprehensive Development     Equity
                                              Shares      Amount    Capital    Receivable      Expense       Stage       (Deficit)
                                            ----------  ---------- ---------- ------------  ------------- -----------  ------------
Issuance of common stock for cash
  at $.0001 per share                        5,000,000  $   5,000  $  (4,500) $      -        $     -      $      -     $       500
Issuance of common stock for
  services at $.005 per share               10,000,000     10,000     35,950      (37,200)          -             -           8,750
Issuance of common stock for cash
    at $.10 per share                           70,000         70      6,930         -              -             -           7,000
Net loss from inception on April 14, 1998
 through June 30, 1998                            -          -          -            -              -           (8,332)      (8,332)
                                            ----------- ---------- ---------- ------------    -----------  ------------ ------------

BALANCE, June 30, 1998                      15,070,000     15,070     38,380      (37,200)          -           (8,332)       7,918
  Issuance of common stock for cash
    at $.10 per share                          147,500        148     14,602         -              -             -          14,750
  Receipt of stock subscription                   -          -          -          37,200           -             -          37,200
  Net loss for the year ended June 30, 1999       -          -          -            -              -          (51,332)     (51,332)
                                            ----------- ---------- ---------- ------------    -----------  ------------ ------------

BALANCE, JUNE 30, 1999                      15,217,500     15,218     52,982         -              -          (59,664)       8,536

  Issuance of common stock for services at
    $.001 per share                            600,000        600       -             -             -             -             600
  Cancellations of common stock             (9,600,000)    (9,600)     9,600         -              -             -            -
  Issuance of common stock in exchange for
    Common stock of Greenvolt Corp. and
    services at $.04 per share              12,435,240     12,435    442,939         -              (414)       57,204      512,164
  Foreign currency translation adjustment         -          -          -            -               176          -             176
  Net loss for the year ended June 30, 2000       -          -          -            -              -         (564,625)    (564,625)
                                            ----------- ---------- ---------- ------------    -----------  ------------ ------------

BALANCE, JUNE 30, 2000                      18,652,740     18,653    505,521         -              (238)     (567,085)     (43,149)
  Issuance of common stock for services
    at $1.00 per share                           5,000          5      4,995         -              -             -           5,000
  Foreign currency translation adjustment         -          -          -                          1,327          -           1,327
  Net loss for the year ended June 30,
    2001, as restated                             -          -          -            -              -         (434,006)    (434,006)
                                            ----------- ---------- ---------- ------------    -----------  ------------ ------------

BALANCE, June 30, 2001, as restated         18,657,740  $  18,658  $ 510,516  $      -        $    1,089   $(1,001,091) $  (470,828)
                                            =========== ========== ========== ============    ===========  ============ ============

                       The accompanying notes are an integral part of these financial statements.

                                                          F-5


                                       GREEN VOLT POWER CORP.
                                    (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Period From
                                                                                   Incorporation
                                                     Years Ended June 30,         (April 14, 1998)
                                                ------------------------------           To
                                                    2001              2000          June 30, 2001
                                                ------------      ------------     -------------
                                               (As Restated)
Cash flow from operating activities:
  Net loss                                      $  (434,006)      $  (564,625)      $(1,001,091)

 Add: Items not affecting cash flow:
   Gain on sale of discontinued
     operations                                     (20,251)               --           (20,251)
   Foreign currency translation adjustment            1,327              (238)            1,089
   Common stock issued for services                   5,000           501,924           506,924
Adjustments to reconcile net loss to
  net cash from operating activities:
    Net assets of discontinued operations                --                --              (750)
    Net liabilities of discontinued
      operations                                    (16,585)           39,182                --
    Prepaid expenses                                 14,806           (15,744)             (937)
    Security deposit                                   (990)               --              (990)
    Accounts payable and accrued
      expenses                                      214,219                --           214,219
    Due to former officer                            (1,412)            1,305               200
                                                ------------      ------------      ------------
Net cash used by operating activities              (237,892)          (38,196)         (301,588)
                                                ------------      ------------      ------------

Cash flow from financing activities:
  Proceeds from convertible debentures              243,748            40,434           284,182
  Proceeds from issuance of common stock                 --                --            23,000
  Notes payable                                          --                --             2,500
                                                ------------      ------------      ------------
Net cash used by financing activities               243,748            40,434           309,682
                                                ------------      ------------      ------------

Cash flow from investing activities:
  Advances to related party                              --            (2,237)           (2,237)
  Repayment from related parties                      2,237                --             2,237
                                                ------------      ------------      ------------
Net cash used by investing activities                 2,237            (2,237)               --
                                                ------------      ------------      ------------

Increase (decrease) in cash position                  8,093                 1             8,094

Cash at beginning of year                                 1                --                --
                                                ------------      ------------      ------------

Cash at end of year                             $     8,094       $         1       $     8,094
                                                ============      ============      ============

Supplemental cash flow information:

   Cash paid for:
            Interest                            $        --       $        --       $        --
                                                ============      ============      ============

            Income taxes                        $        --       $        --       $        --
                                                ============      ============      ============

                           The accompanying notes are an integral part of
                                    these financial statements.

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

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

On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement (see Note 8). As a part of this process, the Company changed its name to Satellite Enterprises Corp.

In accordance with accounting principles generally accepted in the United States of America, the financial statements have been restated to present operations of discontinued operations and the gain on the sale of discontinued operations separately.

The Company currently has no operations. The Company continues to search for an appropriate merger candidate.

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

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

Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2001.

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

Stock-Based Consideration
-------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share would include the weighted average determined for basic earnings per shares plus common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method and convertible debt outstanding using the if-converted method. There were no common stock equivalents in 2001 or 2000. Convertible debt outstanding is not included because its effect on earnings per share would be antidilutive.

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

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2000 and inception to date financial statements to conform to the 2001 presentation. These reclassifications had no net income effect.

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Restatement
-----------

The Company restated its results for fiscal year 2001. The fiscal year 2001 financial statements previously issued did not reflect accrued compensation due management. This restatement impacted the Company's financial statements as follows:

                                As Previously
                                   Stated       Restatement  As Restated
                                -------------   -----------  ------------

Loss from operations             $ (370,298)    $  (63,708)  $  (434,006)
Deficit accumulated during
  development stage              $ (937,383)    $  (63,708)  $(1,001,091)
Basic earnings per share         $     (.02)    $     -      $      (.02)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $434,006 during the year ended June 30, 2001, and has lost $1,001,091 from incorporation to June 30, 2001. At June 30, 2001, the Company had a $470,828 working capital deficiency and a stockholders' deficit of $470,828. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement (see Note 8). Since that date the Company has devoted the majority of its efforts to: maintenance of the corporate status; negotiating settlements with creditors; and the search for a merger candidate.

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

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

NOTE 3 - CONVERTIBLE DEBENTURES

These advances are non-interest bearing, unsecured and currently past due. These advances are convertible into the Company's common stock at $.18 per share at the option of the debenture holders.

NOTE 4 - DUE TO FORMER OFFICE - RELATED PARTY

The due to former officer - related party consists of unsecured amounts due the Company's Chief Executive Officer and largest stockholder at June 30, 2001. These amounts were unsecured, non-interest bearing and due on demand. These amounts were settled for issuance of common stock and the transfer of GreenVolt Corp. and its fuel cell technology on August 27, 2002 (see Note 8).

NOTE 5 - GAIN ON DISCONTINUED OPERATIONS

On September 24, 2000 the Company discontinued its internet jewelry business and distributed its assets and liabilities to a stockholder. The gain resulting from the discontinued operations was as follows:

     Net assets of discontinued operations                          $ 12,864
     Liabilities of discontinued operations
        assumed by stockholder                                        33,115
                                                                    --------
     Net gain on disposal of discontinued
        operations                                                  $ 20,251
                                                                    ========

NOTE 6- INCOME TAXES

Income taxes consisted of the following at June 30,

                                                     2001                2000
                                                  ----------           ---------
  Current:
    Federal                                       $    -               $    -
    State                                              -                    -
                                                  ---------            ---------
                                                       -                    -
                                                  ---------            ---------
  Deferred:
    Federal                                            -                    -
    State                                              -                    -
                                                  ---------            ---------

  Income tax benefit (expense)                    $    -               $    -
                                                  =========            =========

                                  (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

NOTE 6- INCOME TAXES (Continued)

The tax effects of net operating loss carryforwards gives rise to a deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                                       2001
                                                                    ----------
Gross deferred tax asset relating to:
  Accrued expenses                                                  $ 100,000
  Net operating loss carryforwards                                    192,000
                                                                    ----------
      Gross deferred tax asset                                        292,000
Valuation allowance                                                  (292,000)
Net deferred tax asset                                                   -
Deferred tax liability                                                   -
                                                                    ----------
      Net deferred tax asset (liability)                            $    -
                                                                    ==========

At June 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income as follows:

  Year                                     Federal                 State
  ----                                    ---------              ---------

  2013                                        8,000                  8,000
  2014                                       51,000                 51,000
  2015                                       52,000                 52,000
  2016                                      370,000                370,000
                                          ---------              ---------

                                          $ 481,000              $ 481,000
                                          =========              =========

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Summary of Noncash Activity:

    In 2001 the Company issued 5,000 shares of its common stock for services valued at $5,000. In 2000, the Company issued 13,035,240 shares of the Company's common stock to acquire the assets of Green Volt Corp. and for services. Inception to June 30, 2001 the Company had issued an aggregate of 13,440,240 shares of its common stock for services valued at $506,925, net of 9,600,000 shares subsequently canceled, based on quoted market prices at date of grant and/or in settlement of the fair value of the liabilities underlying these services.

    The gain on discontinued operations on the disposal of the jewelry operations represents the excess of liabilities transferred over assets transferred to the Company's founder on September 24, 2000 (see Note 4).

                                   (Continued)

                             GREEN VOLT POWER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                       YEARS ENDED JUNE 30, 2001 AND 2000
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2001

NOTE 8 - SUBSEQUENT EVENTS

In fiscal year 2002 the Company issued 3,860,000 shares of its common stock in settlement of liabilities for services valued at $245,464.

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