Form 10QSB
period 2002-12-31
SATELLITE ENTERPRISES CORP
filed 2003-02-20
CIK 1061688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                        Commission File Number 000-26607

                           SATELLITE ENTERPRISES CORP.

        (Exact name of small business issuer as specified in its charter)

                    NEVADA                              88-0390828
                --------------                       ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 264,000 shares of common stock as of February 19, 2003.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                           SATELLITE ENTERPRISES CORP.
                          (F/K/A GREENVOLT POWER CORP.)

                                      INDEX

                                                                            Page
PART I.         FINANCIAL INFORMATION                                         3

Item 1          Financial Statements                                          3

Item 2          Management's Discussion and Analysis of                       9
                Financial Condition and Plan of Operation

Item 3          Controls and Procedures                                      15

PART II.        OTHER INFORMATION                                            15

Item 1          Legal Proceedings                                            15
Item 2          Changes in Securities                                        15
Item 3          Defaults Upon Senior Securities                              15
Item 4          Submission of Matters to a Vote of Security Holders          16
Item 5          Other Information                                            16
Item 6          Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                   16

CERTIFICATION                                                                17

                                     PART I
                                     ------

ITEM 1. FINANCIAL INFORMATION

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                December 31, 2002
                                   (Unaudited)


                                                       Dec. 31,       June 30,
                                                        2002            2002
                                                     ------------   ------------
ASSETS
------

Current assets:
    Cash                                             $         0    $     3,451
    Cash - Attorney Trust Account                          4,000              0
                                                     ------------   ------------

         Total Current Assets                              4,000          3,451
                                                     ------------   ------------
         Total Assets                                $     4,000    $     3,451
                                                     ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses            $   133,224    $   212,589
    Notes payable                                          2,500          2,500
    Convertible Debentures                               284,432        284,432
    Due to a former officer                                    0        133,500
    Advances from shareholders                            26,408              0
                                                     ------------   ------------
         Total Current Liabilities                       446,564        633,021
                                                     ------------   ------------

Stockholders' equity (deficit):
    Preferred stock, par value $.001,
      Authorized 5,000,000 shares; none issued
      and outstanding                                          0              0
    Common stock,  par value $.001, authorized
      200,000,000 shares; issued and
      outstanding 264,000 and 225,177                        264            225
    Additional paid-in capital                           912,198        774,413
    Accumulated other comprehensive income                     0          1,152
    Deficit accumulated during the
      development stage                               (1,355,026)    (1,405,360)
                                                     ------------   ------------

        Total stockholders' equity (deficit)            (442,564)      (629,570)
                                                     ------------   ------------

         Total liabilities and
          Stockholders' equity (deficit)             $     4,000    $     3,451
                                                     ============   ============

                       See Notes to Financial Statements.

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                                December 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                                      (Restated)

Revenue                                                  $       0    $       0
Cost of sales                                                    0            0
Operating Expenses                                         (31,499)           0
Interest expense                                               (63)           0
                                                         ----------   ----------
Income (loss) from continuing operations                   (31,562)           0

Debt Forgiveness                                            84,715            0
Income (loss) from operations of discontinued
  Operations, less applicable income taxes of $0                (0)     (14,556)
Gain on disposal of discontinued operations,
  Less applicable taxes of $0                                    0            0
                                                         ----------   ----------
Income (loss) before income tax expense                     53,153      (14,556)

Income tax expense                                               0            0
                                                         ----------   ----------

Net income (loss)                                           53,153      (14,556)

Other comprehensive income (loss):                               0            0
     Foreign currency translation adjustment                     0            0
     Reclassification adjustment                                (0)           0
                                                         ----------   ----------

Comprehensive income (loss)                              $  53,153    $ (14,556)
                                                         ----------   ----------

Basic earnings (loss) per share                          $     .20    $    (.08)
                                                         ----------   ----------

Weighted average number of shares outstanding              263,111      186,572
                                                         ----------   ----------

                       See Notes to Financial Statements.

                                SATELLITE ENTERPRISES CORP.
                               (A Development Stage Company)

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                         Six Months Ended
                                                       December 31, 2002          Development
                                                   ---------------------------     Stage to
                                                       2002           2001       Dec. 31, 2002
                                                   ------------   ------------   ------------
                                                                   (Restated)
Revenue                                            $         0    $         0    $         0
Cost of sales                                                0              0              0
Operating Expenses                                     (38,452)             0        (38,452)
Interest expense                                          (126)             0           (126)
                                                   ------------   ------------   ------------
Income (loss) from continuing operations               (38,578)             0        (38,578)

Debt Forgiveness                                        87,760              0         87,760
Income (loss) from operations of discontinued
  Operations, less applicable income taxes of $0         1,152        (32,730)    (1,424,459)
Gain on disposal of discontinued operations,
  Less applicable taxes of $0                                0         20,251         20,251
                                                   ------------   ------------   ------------
Income (loss) before income tax expense                 50,334        (12,479)    (1,355,026)

Income tax expense                                           0              0              0
                                                   ------------   ------------   ------------

Net income (loss)                                       50,334        (12,479)    (1,355,026)

Other comprehensive income (loss):
     Foreign currency translation adjustment                 0              0          1,152
     Reclassification adjustment                        (1,152)             0         (1,152)
                                                   ------------   ------------   ------------

Comprehensive income (loss)                        $    49,182    $   (12,479)   $(1,355,026)
                                                   ------------   ------------   ------------

Basic earnings (loss) per share                    $       .20    $      (.07)   $     (7.57)
                                                   ------------   ------------   ------------

Weighted average number of
  shares outstanding                                   252,019        186,572        178,997
                                                   ------------   ------------   ------------

                            See Notes to Financial Statements.

                                     SATELLITE ENTERPRISES CORP.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                     Increase (Decrease) In Cash
                                             (Unaudited)


                                                           Six Months Ended        Development
                                                             December  31,          Stage to
                                                     ---------------------------   December 31,
                                                        2002            2001           2002
                                                     ------------   ------------   ------------
                                                                     (Restated)
Cash flows from operating activities:
  Net income (loss)                                  $    49,182    $   (12,479)   $(1,355,026)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
       Debt forgiveness                                  (87,760)             0        (87,760)
       Gain on disposal of discontinued operations             0        (20,251)       (20,251)
       Common stock issued for services                        0              0        752,388
       Cash - Attorney Trust account                      (4,000)             0         (4,000)
       Net assets of discontinued operations                   0              0           (750)
       Net liabilities of discontinued operations              0              0        133,500
       Accounts payable and accrued expenses              12,719         23,800        245,559
                                                     ------------   ------------   ------------
Net cash flows from operating activities                 (29,859)        (8,930)      (336,340)
                                                     ------------   ------------   ------------

Cash flows from financing activities:
    Stock proceeds                                             0          3,132         23,000
    Advances from related party                           26,408              0         26,408
    Notes Payable                                              0              0          2,500
    Advances from investment bankers                           0              0        284,432
                                                     ------------   ------------   ------------
Net cash flows from financing activities                  26,408          3,132        336,340
                                                     ------------   ------------   ------------

Cash flows from investing activities                           0              0              0
                                                     ------------   ------------   ------------

Increase (decrease) in cash                               (3,451)        (5,798)             0
Cash:
  Beginning of year                                        3,451          8,094              0
                                                     ------------   ------------   ------------
  End of year                                        $         0    $     2,296    $         0
                                                     ============   ============   ============

Supplemental cash flow information:
Interest paid                                        $         0    $         0    $         0
                                                     ============   ============   ============
Income taxes paid                                    $         0    $         0    $         0
                                                     ============   ============   ============

                                      See Notes to Financial Statements.

                                                 6

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2002.

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

         Assets of GreenVolt Corp. transferred                             $   3,451
         Settlement of Due to Former Officer                                (133,500)
         Settlement of accounts payable to affiliate of former officer        (6,775)
                                                                           ----------
         Net                                                               $ 136,824
                                                                           ==========
         Issuance of common stock and related additional paid-in capital   $ 136,824
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

Debt Forgiveness
----------------

During the quarter ended December 31, 2002 the Company successfully negotiated settlement of certain recorded accounts payable for less than their recorded value. These settlements resulted in debt forgiveness of $84,715 in the quarter ended December 31, 2002 and $87,760 during the six month period ended December 31, 2002.

Reclassification Adjustment - Foreign Currency Translation
----------------------------------------------------------

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

Results of Operations - Comparison of Prior Periods
---------------------------------------------------

Three Months Ended December 31, 2002 and 2001

         The Company generated no revenue for the three months ended December 31, 2002 or 2001. There were no cost of sales for the three months ended December 31, 2002 or 2001.

         General and administrative expenses for the three months ended December 31, 2002 were $31,499, as compared to $16,502 in the same period of 2001. This increase can be attributed to professional and management costs associated with maintaining the Company's public status.

         The Company had interest expense in the amount of $63 for the three months ended December 31, 2002, as compared to $0 interest expense for the three months ended December 31, 2001.

         In October 2002 the Company settled a $85,000 obligation through the issuance of 5,000 shares of its common stock with a fair value of $1,000. The difference of $84,000 was recognized as gain on debt forgiveness. The Company also settled a $1,215 obligation through payment of $500.

         As a result of the foregoing, the Company realized a net income of $53,153 for the three months ended December 31, 2002, as compared to net loss of $14,556 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had a working capital deficit of $442,564 as compared to a working capital deficit of $629,570 at June 30, 2002. As of December 31, 2002, the Company had assets of $4,000 and liabilities of $446,564. The Company has no operations and is dependent on certain stockholders for all working capital needs. The Company is presently attempting to negotiate settlements of its various liabilities. The success of these negotiations cannot be determined at this time.

         At present, the Company does not have adequate capital to conduct any significant operations. The Company is presently attempting to negotiate settlements of its various liabilities. The success of these negotiations cannot be predicted at this time.

         The Company is engaged in the search for potential business opportunities for acquisitions or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company `s authorized but un-issued common stock, which will cause substantial dilution to shareholders immediately prior to such issuance. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There was no litigation outstanding against the Company as of December 31, 2002. However, management is aware that a substantial amount of accounts payable have not been paid by prior management. Current management is currently evaluating the claims of various such creditors, and anticipates that several may sue the company for nonpayment. The total outstanding obligations of the Company as of February 14, 2002 is less than $60,000, not including outstanding convertible debentures, the holders of which have indicated that they will convert their debt into common stock. If the conversion price of the convertible debentures is reduced from approximately $0.18 to approximately $0.018.

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

         In October 2002 the Company settled a $85,000 obligation through the issuance of 5,000 shares of its common stock with a fair value of $1,000. The difference of $84,000 was recognized as gain on debt forgiveness.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company does not have any secured or otherwise senior securities. The Company remains in default under the terms of its outstanding convertible debentures, but is in negotiations with the holders of such debenture to convert the debentures into common stock and waive all defaults. The convertible debenture holders have not taken any action against the Company to date, and have indicated that they will convert the debentures if the Company agrees to modify the conversion rate of the debentures to approximately $0.018 per share. The balance of the convertible debentures was $284,432 as of December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 28, 2002, the shareholders, acting by written consent of the holders of approximately 53% the outstanding shares of the common stock, approved a change of name of the Company from GreenVolt Power Corp. to Satellite Enterprises Corp., and approved a one-for-one hundred reverse split of the Company's common stock effective September 30, 2002. The par value of the common stock remained $0.001, and the authorized common stock remained the same 200,000,000 shares authorized prior to the reverse split.

         The Company did not conduct any meeting of its shareholders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None

REPORTS ON FORM 8-K

         Current Report on Form 8K, filed on December 4, 2002 relating to the Company's change of auditors.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Satellite Enterprises Corp.
                                (f/k/a GreenVolt Power Corp.)


February 19, 2002          By /s/ Robert Hodge
                              --------------------------
                           Robert Hodge
                           Chief Executive Officer

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


                           Satellite Enterprises Corp.
                                (f/k/a GreenVolt Power Corp.)


February 19, 2002          By /s/ Robert Hodge
                              --------------------------
                           Robert Hodge
                           Chief Executive Officer