Form 10QSB
period 2003-03-31
SATELLITE ENTERPRISES CORP
filed 2003-05-14
CIK 1061688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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


                             20 VARCREST PLACE N.W.
                        CALGARY, ALBERTA, CANADA, T3A 0B9
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                  403- 650-6586
                                  -------------
                           (Issuer's telephone number)

       Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 264,000 shares of common stock as of May 14, 2003.

Transitional Small Business Format: Yes [ ] No [X]

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

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                 March 31, 2003
                                   (Unaudited)


                                                       March 31,      June 30,
                                                        2003            2002
                                                     ------------   ------------
ASSETS
------

Current assets:
    Cash                                             $         0    $     3,451
    Cash - Attorney Trust Account                              0              0
                                                     ------------   ------------

         Total Current Assets                                  0          3,451
                                                     ------------   ------------
         Total Assets                                $         0    $     3,451
                                                     ============   ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses            $    99,668    $   212,589
    Notes payable                                          2,500          2,500
    Convertible Debentures                               284,432        284,432
    Due to a former officer                                    0        133,500
    Advances from shareholders                            38,003              0
                                                     ------------   ------------
         Total Current Liabilities                       424,603        633,021
                                                     ------------   ------------

Stockholders' equity (deficit):
    Preferred stock, par value $.001,
      Authorized 5,000,000 shares; none issued
      and outstanding                                          0              0
    Common stock,  par value $.001, authorized
      200,000,000 shares; issued and
      outstanding 264,000 and 225,177                        264            225
    Additional paid-in capital                           912,198        774,413
    Accumulated other comprehensive income                     0          1,152
    Deficit accumulated during the
      development stage                               (1,337,065)    (1,405,360)
                                                     ------------   ------------

        Total stockholders' equity (deficit)            (424,603)      (629,570)
                                                     ------------   ------------

         Total liabilities and
          Stockholders' equity (deficit)             $         0    $     3,451
                                                     ============   ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                                      (Restated)

Revenue                                                  $       0    $       0
Cost of sales                                                    0            0
Operating Expenses                                         (21,383)           0
Interest expense                                               (63)           0
                                                         ----------   ----------
Income (loss) from continuing operations                   (21,446)           0

Debt Forgiveness                                            39,407            0
Income (loss) from operations of discontinued
  Operations, less applicable income taxes of $0                (0)     (23,728)
Gain on disposal of discontinued operations,
  Less applicable taxes of $0                                    0            0
                                                         ----------   ----------
Income (loss) before income tax expense                     17,961      (23,728)

Income tax expense                                               0            0
                                                         ----------   ----------

Net income (loss)                                           17,961      (23,728)

Other comprehensive income (loss):
     Foreign currency translation adjustment                     0            0
     Reclassification adjustment                                (0)           0
                                                         ----------   ----------

Comprehensive income (loss)                              $  17,961    $ (23,728)
                                                         ----------   ----------

Basic earnings (loss) per share                          $     .07    $    (.13)
                                                         ----------   ----------

Weighted average number of shares outstanding              264,000      186,577
                                                         ----------   ----------

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                  SATELLITE ENTERPRISES CORP.
                                 (A Development Stage Company)

                               CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                        Nine Months Ended
                                                             March 31,            Development
                                                   ---------------------------     Stage to
                                                       2003           2002       March 31, 2003
                                                   ------------   ------------   --------------
                                                                   (Restated)
Revenue                                            $         0    $         0    $         0
Cost of sales                                                0              0              0
Operating Expenses                                     (59,835)             0        (59,835)
Interest expense                                          (189)             0           (189)
                                                   ------------   ------------   ------------
Income (loss) from continuing operations               (60,024)             0        (60,024)

Debt Forgiveness                                       127,167              0        127,167
Income (loss) from operations of discontinued
  Operations, less applicable income taxes of $0         1,152        (56,458)    (1,424,459)
Gain on disposal of discontinued operations,
  Less applicable taxes of $0                                0         20,251         20,251
                                                   ------------   ------------   ------------
Income (loss) before income tax expense                 68,295        (36,207)    (1,337,065)

Income tax expense                                           0              0              0
                                                   ------------   ------------   ------------

Net income (loss)                                       68,295        (36,207)    (1,337,065)

Other comprehensive income (loss):
     Foreign currency translation adjustment                 0              0          1,152
     Reclassification adjustment                        (1,152)             0         (1,152)
                                                   ------------   ------------   ------------

Comprehensive income (loss)                        $    67,143    $   (36,207)   $(1,337,065)
                                                   ------------   ------------   ------------

Basic earnings (loss) per share                    $       .26    $      (.19)   $     (7.31)
                                                   ------------   ------------   ------------

Weighted average number of
  shares outstanding                                   262,091        186,577        183,228
                                                   ------------   ------------   ------------

                               SEE NOTES TO FINANCIAL STATEMENTS.

                                               5

                                  SATELLITE ENTERPRISES CORP.
                                 (A Development Stage Company)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                  Increase (Decrease) In Cash
                                          (Unaudited)

                                                          Nine Months Ended        Development
                                                              March  31,            Stage to
                                                     ---------------------------    March 31,
                                                        2003            2002           2003
                                                     ------------   ------------   ------------
                                                                     (Restated)
Cash flows from operating activities:
  Net income (loss)                                  $    67,143    $   (36,207)   $(1,337,065)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
       Debt forgiveness                                 (127,167)             0       (127,167)
       Gain on disposal of discontinued operations             0        (20,251)       (20,251)
       Common stock issued for services                        0              0        752,388
       Cash - Attorney Trust account                          (0)             0             (0)
       Net assets of discontinued operations                   0              0           (750)
       Net liabilities of discontinued operations              0              0        133,500
       Accounts payable and accrued expenses              18,570         47,528        251,410
                                                     ------------   ------------   ------------
Net cash flows from operating activities                 (41,454)        (8,930)      (347,935)
                                                     ------------   ------------   ------------

Cash flows from financing activities:
    Stock proceeds                                             0          3,132         23,000
    Advances from related party                           38,003              0         38,003
    Notes Payable                                              0              0          2,500
    Advances from investment bankers                           0              0        284,432
                                                     ------------   ------------   ------------
Net cash flows from financing activities                  38,003          3,132        347,935
                                                     ------------   ------------   ------------

Cash flows from investing activities                           0              0              0
                                                     ------------   ------------   ------------

Increase (decrease) in cash                               (3,451)        (5,798)             0
Cash:
  Beginning of year                                        3,451          8,094              0
                                                     ------------   ------------   ------------
  End of year                                        $         0    $     2,296    $         0
                                                     ============   ============   ============

Supplemental cash flow information:
Interest paid                                        $         0    $         0    $         0
                                                     ============   ============   ============
Income taxes paid                                    $         0    $         0    $         0
                                                     ============   ============   ============

                               SEE NOTES TO FINANCIAL STATEMENTS.

                                               6

NOTES TO FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2002.

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

DEBT FORGIVENESS
----------------

During the quarter ended March 31, 2003 the Company successfully negotiated settlement of certain recorded accounts payable for less than their recorded value. These settlements resulted in debt forgiveness of $39,407 in the quarter ended March 31, 2003 and $127,167 during the nine month period ended March 31, 2003.

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

RESULTS OF OPERATIONS - COMPARISON OF PRIOR PERIODS
---------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company generated no revenue for the three months ended March 31, 2003 or 2002. There were no cost of sales for the three months ended March 31, 2003 or 2002.

General and administrative expenses for the three months ended March 31, 2003 were $21,383, as compared to $0.00 in the same period of 2002. This increase can be attributed to professional and management costs associated with maintaining the Company's public status.

The Company had interest expense in the amount of $63 for the three months ended March 31, 2003, as compared to $0 interest expense for the three months ended March 31, 2002.

In the current fiscal year the company has negotiated debt settlements resulting in debt forgiveness income of $127,167. In the current fiscal quarter the company has negotiated debt settlements resulting in debt forgiveness income of $39,407.

As a result of the foregoing, the Company realized a net income of $17,961 for the three months ended March 31, 2003, as compared to net loss of $ (23,728) for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $424,603 as compared to a working capital deficit of $629,570 at June 30, 2002. As of March 31, 2003, the Company had assets of $0.00 and liabilities of $424,603. The Company has no operations and is dependent on certain stockholders for all working capital needs. The Company is presently attempting to negotiate settlements of its various liabilities. The success of these negotiations cannot be determined at this time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was no litigation outstanding against the Company as of March 31, 2003. However, management is aware that a substantial amount of accounts payable have not been paid by prior management. Current management is currently evaluating the claims of various such creditors, and it is possible that several may sue the company for nonpayment. The total outstanding obligations of the Company as of May 13, 2003 is less than $60,000, not including outstanding convertible debentures, the holders of which have indicated that they will convert their debt into common stock. If the conversion price of the convertible debentures is reduced from approximately $0.18 to approximately $0.018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any secured or otherwise senior securities. The Company remains in default under the terms of its outstanding convertible debentures, but is in negotiations with the holders of such debenture to convert the debentures into common stock and waive all defaults. The convertible debenture holders have not taken any action against the Company to date, and have indicated that they will convert the debentures if the Company agrees to modify the conversion rate of the debentures to approximately $0.018 per share. The balance of the convertible debentures was $284,432 as of March 31, 2003.

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

None

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SATELLITE ENTERPRISES CORP.
                          (f/k/a GreenVolt Power Corp.)



MAY 14, 2003               BY /S/ ROBERT HODGE
                              --------------------------
                           ROBERT HODGE
                           CHIEF EXECUTIVE OFFICER

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

                           SATELLITE ENTERPRISES CORP.
                          (f/k/a GreenVolt Power Corp.)



MAY 14, 2003               BY /S/ ROBERT HODGE
                              --------------------------
                           ROBERT HODGE
                           CHIEF EXECUTIVE OFFICER