Form 10KSB
period 2003-06-30
SATELLITE ENTERPRISES CORP
filed 2003-10-22
CIK 1061688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2003
                        COMMISSION FILE NUMBER: 000-26607

                           SATELLITE ENTERPRISES CORP.

                        (formerly GreenVolt Power Corp.)
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                               88-0390828
--------------------------------                            -------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                     7601 North Federal Highway, Suite 140B
                           Boca Raton, Florida, 33487
                           --------------------------
                    (Address of principal executive offices)

                                 (561) 997-6550
                                 --------------
                           (Issuer's Telephone Number)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 13, 2003 was $20,943,264.

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 13, 2003 there were a total of 19,664,000 common shares of the company issued and outstanding.

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

PART III

Item 9.  ...................................Directors and Executive Officers [_]

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

On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company's common stock from Thomas L. Faul. Such shares represented approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the Company's sole officer and director, after appointing Robert Hodge as the Company's new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly-owned subsidiary, GreenVolt Corp., to Faul.

On August 28, 2002, the Board of Directors of the Company resolved to change the name of the Company to Satellite Enterprises Corp., and on September 15, 2002, the Company completed a one-for-one-hundred reverse stock split (the "Reverse Stock Split") of its outstanding common stock.

During fiscal year 2003, the Company concentrated its efforts on maintaining its corporate status and seeking a merger candidate.

On June 20, 2003, just prior to the close of its June 30, 2003 fiscal year, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper Kiosks (hereinafter "KiOSK)and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering And technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

II. THE BUSINESS OF THE COMPANY - AS OF JUNE 30, 2003

On June 20, 2003, just prior to the close of its June 30, 2003 fiscal year, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

The Company is currently engaged in the business of managing and marketing its newspaper KiOSK product and content distribution technology for the Americas region and other territories, which it acquired in a Rights Agreement from Satellite Newspapers on June 20, 2003.

1.  PRIOR HISTORY OF SATELLITE

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

On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company's common stock from Thomas L. Faul. Such shares represented approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the Company's sole officer and director, after appointing Robert Hodge as the Company's new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly-owned subsidiary, GreenVolt Corp., to Faul.

On June 20, 2003, just prior to the close of its June 30, 2003 fiscal year, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

2.  THE BUSINESS AND ITS OBJECTIVES

The Company is the exclusive holder of Satellite Newspapers operating rights for the territory of the Americas. These rights have been granted by their owner, Satellite Newspapers Worldwide N.V., a Dutch company base in the Hague, the Netherlands. Satellite Newspapers has developed and operates a series of automated digital KiOSKS able to deliver print-on-demand copies of any of its 100+ syndicated international newspaper titles.

Satellite Newspapers Americas Inc., is an independent U.S. based company and wholly owned subsidiary of the Company, incorporated in July 2003 and located in Boca Raton, Florida. This subsidiary is currently the sole operating structure for all sales and marketing activities for the Company in its geographical areas.

The Company will establish the Satellite Newspapers KiOSK name as the defacto standard in remote electronic newspaper printing Kiosks.

o We will make newspaper content available - on demand - to those in need of timely affordable information, while in the move.

o        We will facilitate the communications requirements of numerous users:
         from business travelers looking for up to date home information, to foreign nationals who wish to stay in touch with their home country, to students studying foreign cultures, to remote or isolated communities to anyone interested in news from locations around the world.

o We will create a new cost effective channel to market for hundreds of global newspaper publishers and media organizations ensuring access to their content anywhere in North and South America.

The Company's revenues will be derived from the following major areas:

o SALES OF SATELLITE NEWSPAPER KiOSKs - an automated newspaper stand which prints-on-demand and delivers in two minutes a copy of any of Satellite Newspapers' 100+ syndicated newspapers.

o SALES OF SITE LICENSES - a print-on-demand setup, able to print the abovementioned 100+ titles, in bulk, and designed for local newspaper distributors or larger clients.

o SALES OF NEWSPAPER CONTENT - transmitted by the syndicated newspapers, and relayed by Satellite Newspapers via satellite to all KiOSKs and site licenses.

o SALES OF VIDEO ADVERTISING - in the form of permanent advertising videos displayed on the KiOSK screen when idle (24/7), and in the form of 2-minute spots presented while the user awaits for his/her copy to be printed (1/1)

o SALES OF BACK-PAGE ADVERTISING - The Company has reserved the two back covers (inside back cover and the back cover) for its own use or for advertising clients.

o SALES OF PRE-PAID CARDS - KiOSK users may buy newspapers using a number of major credit cards or using a Satellite Newspaper proprietary pre-paid-card.

o SERVICE LEVEL AGREEMENTS (SLA'S) from both Corporate, Major Accounts and Dealers for:
         a. Maintenance - maintaining the installed base of KiOSKs (distributors maintain their own)
         b.       Consumables - sourcing and delivering paper and toner

ACQUIRED BASE BUSINESS OPERATION

         The Company has acquired an exclusive license for Satellite Newspapers products in the Americas. This includes all current existing activities in the area; specifically a base of approximately 50 installed and operating KiOSKs, in 7 countries across the continent and in the Caribbean. The Company has also acquired the existing network of 16 contracted dealers.

         As such the Company benefits from a position of strength, since from inception it enjoys a fully developed set of products to promote, established marketing strategies, and early stage commercial success.

COMPANY OBJECTIVES

The Company is focused at the business development and promotion of the Satellite Newspapers KiOSK digital KiOSK remote newspaper concept. This will be a ground up operation supporting the business strategies and goals of Satellite Newspapers for the penetration of the North and South American markets. Our primary objectives for the 2003-2007 time periods will be:

1. Establishment of an independent subsidiary, Satellite Enterprises Corp. in Florida, which will oversee and manage the exclusive development of the North and South American markets for the Satellite Newspapers KiOSK product.

2.     To focus the market development activities around;
         o        U.S. - 50 States
         o        Canada - 10 Provinces / 2 Territories
         o        Caribbean - 38 Islands
         o        Mexico
         o        Central America
         o        South America, with a focus on Brazil and Chile

3. Drive an implementation plan (from 2003-2007) that will achieve a deployment target of 250 Satellite Newspapers KiOSK units in 2003/2004, through a 5-year implementation total of 10,250 KiOSKs.

OUR KEYS TO SUCCESS

The keys to Success for this business are:

         o        Our top rate Leadership team.
         o Ongoing success of Satellite Newspapers (since Satellite Newspapers owns the Satellite Newspapers KiOSK digital KiOSK technology, manufacturing and global satellite support network)
         o        Timely development of our Territory and Dealer Network.
         o First to market advantage gained through targeted deployment plans. Establishing "Satellite Newspapers KiOSK" as the defacto term for remote newspaper printing KiOSKs.
         o Establishment of key Major Corporate accounts to drive volume deployments and brand awareness.
         o A steadfast focus on cost containment and in particular ongoing technological cost reduction initiatives.
         o Product quality and availability - DELIVERING QUALITY NEWSPAPER PRODUCTS WITH MINIMAL DISRUPTIONS AND DOWNTIME.
         o Strategic placement of Satellite Newspapers KiOSK units to ensure maximum printing volume and corresponding revenues.
         o Excellent dealer support providing continued and uninterrupted revenue streams, ensuring dealer profitability and facilitating confident dealer expansion opportunities.

3.  SATELLITE'S NEWSPAPER KIOSK AND CONTENT DISTRIBUTION TECHNOLOGY.

PRODUCT DESCRIPTION

The main objective of this business will be to sell Satellite Newspapers digital KiOSKs to individual Dealers, Corporate and Major Accounts in the North and South American markets. A Satellite Newspapers KiOSK consists of a display screen, computer, printing engine, power supply and communications equipment enclosed in a visually attractive housing. Once a KiOSK location is established, the unit is plugged into a 110v power supply, loaded with paper and connected to both a local phone line, and a collocated required satellite VSAT link whereby it becomes fully operational. Each Satellite Newspapers KiOSK is capable of printing any of over one hundred newspapers available that have been digitally downloaded, on a daily basis, into the computer's hard drive storage (as Adobe Acrobat files (.pdf)). Each newspaper consists of up to 48 pages, printed on A3 paper (approximately 11" x 17" paper, double sided).

Patents and Trademarks

All patents and trademarks are held by Satellite Newspapers, the Rights include exclusive rights to their use in the Americas.

SEASONALITY

The Company does not have an operating history, but does not anticipate it's business will be seasonal.

4. MARKET INFORMATION AND ANALYSIS

When it comes to newspapers, travelers appreciate, but rarely get, the comfort and convenience of reading news in their own languages and in their preferred newspapers. If there are international versions, they usually arrive late. Compounding the current problem--and supporting our view that there is a significant market for print-on-demand newspapers--publishers spend large amounts of money on air freight, and often deliver more copies overseas than they actually sell. Moreover, readers are asked to pay much higher prices for inferior international products--that is newspapers that come late and consequently carry old news.

We strongly believe that the printed-paper model will continue to thrive despite the growth of the Internet. Publishers today, appear reluctant to aggressively promote the Internet delivery model because of the threat of the loss of intellectual property and the inability to develop sustainable business propositions that actually generate profitable revenues. By providing a single global electronic distribution network system, the Satellite Newspapers KiOSK system will provide readers with reasonably priced, current editions of newspapers in a convenient time frame and in a familiar format. The familiar format of the printed newspaper has proved itself capable of surviving, despite the many dramatic changes in the communications industry.

The Satellite Newspapers KiOSK system has another advantage. It provides international distribution channels at much lower cost than might be the case with traditional newspapers. Publishers will also be able to specify which sites will receive their newspaper, in order to avoid competition with any conventional distribution system. All together, this will open new markets and create realistic opportunities for publishers to expand regular circulation and to provide a competitive advantage over other electronic media.

Satellite Newspapers KiOSK technology provides for the worldwide distribution of up-to-date, condensed versions of daily newspapers, in a variety of languages, anywhere around the globe.

MARKET ANALYSIS

         Given the millions of copies sold daily, weekly and monthly, newspapers and magazines offer, at face value, superb potential for those seeking to migrate those printed copies to digital distribution models like Satellite Newspapers KiOSK. Examples of estimated daily printing volumes from year 2001 show a huge base market. If a small percentage (1%) were captured using digital distribution methodologies the potential market size is over 1 million newspapers per day.

       ESTIMATED DAILY NEWSPAPER CIRCULATION (2000)

       Finland                                               3,500,000
       France                                               14,460,000
       Germany                                              20,500,000
       Italy                                                 6,900,000
       Netherlands                                           4,650,000
       Spain                                                 4,000,000
       Sweden                                                4,100,000
       UK                                                   25,000,000
       United States                                        52,000,000
                                                           -----------
                Total Daily Circulation                    131,150,000
                                                           ===========

GLOBAL REMOTE NEWSPAPER ESTIMATE @ ~1%  = 1,300,000 PER DAY

Research by Quest4 Market Intelligence suggests that the percentage of a given newspaper's domestic circulation that could be sold overseas is realistically about 5%. Depending on the nature of the newspaper, this could range from 3% to 10%, where the larger figure often reflects factors such as the readership profile and the international branding of the title. With respect to certain publications (such as the Financial Times), the actual numbers sold internationally exceed 10%.

IBM, which has conducted its own research in this area, estimates that the newspaper printing market comprises about 23 billion A4 pages per day (8 to 10 trillion per year), about 34 million of which are delivered internationally outside their home markets. Based on the presumption that 50 percent of these international pages is a reasonable target for digital printing, IBM says, this market represents 17 million A4 impressions per day. IBM also estimates that up to 25 percent of today's publishers would be interested in same-day delivery of their international publications by 2004, and that publishers will derive up to four percent of their volume from internationally delivered papers. According to IBM's estimates, of that 25 percent, as much as 65 percent will be printed digitally, or 150 million A4 impressions per day by 2004. From this addressable market, a subset will be met using "print-on-demand" technologies.

We can see that due to the relative immaturity of this market, potential sizing estimates vary widely. However initial applications and trials of Satellite Newspapers KiOSKs around the world are showing very positive acceptance by consumers.

The International Traveler

In addition to identifying the circulation potential for newspapers outside their home territory it is also necessary to evaluate who the potential customers for these newspapers would be. For example the annual figure for international arrivals in eight major tourist countries alone is more than 450 million people. Assuming an average length of stay of seven days, the total number of traveler days, which is one of the basic markets for the Satellite Newspapers KiOSK, is between 3 and 4 billion a year, or a potential 10,000,000 readers per day. Many of these readers are already being served; others are unreachable or uninterested. Yet even a modest penetration of 1-2% would make Satellite Newspapers KiOSK a significant player in the evolving global information distribution network.

Addressing the needs of the mobile traveler will dictate a strategy whereby Satellite Newspapers KiOSK digital KiOSKs are placed at key locations with high traffic. These locations will include Airports (including Executive Lounges), and Hotels that cater to international travelers. In addition, urban locations that have high concentrations of immigrant ex- patriot populations (e.g. New York, Miami, San Francisco, Los Angeles, Seattle, Montreal, Toronto, Vancouver, Sao Paolo, etc...) will also be targeted by positioning Satellite Newspapers KiOSK KiOSKs in key locations with high traffic appeal to these demographics. These would include upscale bookstores, cafe chains, malls with international appeal, and newspaper/magazine retailers in ethnic neighborhoods.

The Domestic Single-Copy Buyer

Approximately one-fourth of the adult population in the U.S. are single-copy buyers of the weekday newspaper and an even higher percentages are single-copy buyers of the Sunday newspaper. Single-copy buyers are mainly occasional and/or utility readers. They buy a newspaper with a specific purpose in mind. They may be looking for local news from back home, getting an international perspective of world happenings, checking business and financial information or checking on international sports scores. In addition to those who buy a newspaper for a specific purpose, there are a substantial number of single-copy buyers who purchase newspapers on a regular - including daily - basis. Single-copy buyers are a distinct segment of the total newspaper audience. Understanding the specific attributes of this market with respect to international purchasing will be important to Satellite Enterprises Corp. creating successful, targeted single-copy marketing and promotional plans. While we are targeting the purchase of international publications, these buyers may also seek the convenient access that a Satellite Newspapers KiOSK provides, for domestic financial, sports and news information. With publisher agreements specific to domestic distribution, this is another area that can be explored. We will develop these markets using upscale Cafe chains, upscale Bookstore chains, established Newspaper vendors and University libraries or student centers (with multi-cultural enrollment),

Rural Community Development

In addition to the market potential created by the international traveler and multi-cultural urban dwellers, the rural market for low volume readership can now be addressed in a very efficient manner. The distribution costs to deliver newspapers to rural areas can now be dramatically decreased by using the Satellite Newspapers KiOSK digital distribution. model. This print-on-demand model eliminates the waste associated with the typical newspaper model. Today newspapers are printed based on a demand ESTIMATE which many times results in either an under supply or over supply. When the over supply is not sold, they are disposed of, resulting in needless cost expense and environmental waste. In addition to delivery cost improvements, the rural market can now enjoy the benefits of flexible access to many domestic and international newspapers, otherwise either previously not accessible to them, or accessible only by subscription and mail delivery.

Satellite Enterprises Corp. has developed strategies for addressing corporate and major key accounts in a series of industries:

o HOSPITALITY - is a key focus industry for Satellite Newspaper KiOSKs, as it caters to one of the company's prime target user: the traveling reader. Our Company foresees successful KiOSK installations in major hotel lobbies, aboard cruise ships, in international conference centers. It has a strategy to prospect all major hotel chains, major airports, cruise lines, etc...
o MEDIA - the company needs the media industry to provide content, because they are identified as potentially large consumers of the advertising space that the KiOSK provides, and as partners in establishing the Satellite Newspaper KiOSK name as the de facto standard in the field. It is able to provide this industry with a low-cost solution to its remote/long distance distribution issues. The Company has a clear strategy to develop strong alliances with these players such as MSNBC, CNN, Fox in the US; Televisa in Mexico; Rede Globo in Brazil; etc...

o RETAILERS - the readers' retail market offers great opportunities for large KiOSK deployments in the United States and Canada with large players such as Starbucks, WHSmith, Barnes&Noble, or Sanborns in Mexico. The Company has a clear strategy to pursue these opportunities either as KiOSK or Site Licenses owner/hosts, where the focus would be on these players to augment their core business revenues by providing differentiated service offerings to their customers.
o MEDIA DISTRIBUTORS AND COMMUNITIES - the Company seeks to promote its bulk-print Site License product by approaching local distributors in areas of dense foreign populations or heavy traffic. It seeks also to target prestigious names such as the US Postal service or the US Army.

The Company also follows a parallel strategy of securing key regional Dealers able to both place and service Satellite Newspaper KiOSK products locally. These Dealer networks will be further developed according to a franchise model with minimum investment criteria and multiple system deployments in identified territories. In place today, is a network 16 dealers (9 in the USA and 7 abroad from Canada to Chile).

Geographic Territory Directors are appointed by the Company to identify and recruit Dealers, monitor performance in key business aspects such as newspaper volumes and service downtime. Dealers will be qualified, certified and will focus within their domain to address prestigious accounts and locations and develop successful businesses.

The Company regards this dealer network as key to it performance and will endeavor to support them with effective marketing materials and promotional aids. Whenever possible the Company will seek to delegate to its local partner the task of monitoring and servicing local installations, thereby reducing its maintenance burden.

THE PUBLISHERS' MARKET

The traditional media publishers divide their distribution of Daily newspapers into two main streams: Newsstands and deliveries. In most cases, these are operated by the publisher via local carriers or by dedicated distributors.

Given a limited geographical range, this model allows a publication to reach its readership within a few hours of being printed. Practically speaking, a publication should be printed within less than a 500 miles radius to reach its readership on time and with cost efficiently. Today, the vast majority of daily publications are locally based and easily fit their readership within this operational radius.

Satellite Enterprises Corp. intends to redefine these procedures for remote areas and traveling readers by offering publishers cost efficient alternatives to these issues.

Satellite Enterprises Corp.'s two main products, the KiOSK and the site license, give it the flexibility to deliver on a daily basis all of its current 100+ affiliate newspapers in all of its locations worldwide. This service is currently offered to the publisher at no cost, and will return a commission on sold issues.

By adopting a publisher-oriented approach, Satellite Enterprises Corp. aims to involve the content generator in the success of the company. This value proposition is beneficial to both parties as publishers are able to dramatically reduce their remote distribution costs. This will provide new publishers incentives not only to join the program, but also to promote to their traveling readership, the Satellite Enterprises Corp. solution.

4. COMPETITION

Our distribution model for Satellite Newspapers KiOSK digital printing KiOSK, with its "PRINT-ON-DEMAND" technology, is a unique business proposition.

While there are several remote newspaper printing concepts on the market, they predominantly rely on a "print and deliver" model which requires a dealer to print newspapers remotely, in small quantities, at a centralized location, potentially based on a pre-determined order or estimated requirements, and then physically deliver these newspapers to the end user location.

It is also acknowledged that a number of end users may obtain their news requirements from the INTERNET. However there continues to be a compelling demand for paper versions to suit the preferences of many end users who choose the simplicity, versatility, portability and user-friendliness of a paper copy of a newspaper.

There are several players in the remote digital printing arena. IBM, Xerox, Xeikon, NewspaperDirect and Oce bring validation to this emerging business model. However, these players differ from the Satellite Newspapers KiOSK system in several areas. They are promoting a business model that requires newspapers to be printed at a centralized location, using high-speed printers. This results in newspapers that must be physically delivered to the end-user. This business model is interesting in that it can also take advantage of existing local printing and distribution enterprises, rather than trying to set up new distribution points where none existed previously. Also significant is that these companies aren't merely attempting to sell their printers for this application; they are using their expertise in finding local resources and in arranging the business deals among these partners and publishers.

However, this is not a true print on-demand model and there are additional distribution costs to be absorbed due to the requirement for shipping of the locally printed newspapers to the end-users. The Satellite Newspapers KiOSK model places the system as close to the end-user as possible; printing only what is actually purchased by the consumer, at the actual consumer location - PRINT-ON-DEMAND.

IBM, Xerox, Oce, NewspaperDirect and Xeikon have developed business models based on a larger scale philosophy, as opposed to Satellite Newspapers KiOSKs more targeted approach which focuses on hotels, airports, cruise ships, bookstores, etc... ordering a few copies, to bulk users with the potential for ordering hundreds of copies. And, where part of Satellite Newspaper USA's strategy involves developing an economical digital KiOSK concept to make the business model viable in remote locations, these companies are searching for high-volume printing establishments and large-scale distributors to increase the volume of business.

We believe that both models can co-exist, with the Satellite Newspapers KiOSK digital KiOSK model aimed more specifically at the single copy buyer and the other competitor models better suited to subscription based or volume international readership.

5. OPERATING ASSETS

The Company's primary assets as of June 30, 2003, are the newspapers KiOSK product and content distribution technology rights it acquired on June 20, 2003 under the Rights Agreement with Satellite Newspapers.

6. CORPORATE OPERATIONS AND MARKETING STRATEGY

OPERATIONS

Our Company is the exclusive holder of the Satellite Newspapers product licenses for the Americas. As such it in is charge of selling, distributing and servicing these licensed products.

These include:

o SATELLITE NEWSPAPER KIOSK - an automated newspapers stand which prints-on-demand and delivers in two minutes a copy of any of Satellite Enterprises Corp.'s 100+ syndicated newspapers
o SITE LICENSE - a print-on-demand setup, able to print the abovementioned 100+ titles, in bulk, and designed for local newspaper distributors or large clients
o NEWSPAPER CONTENT - transmitted by the syndicated newspapers, and relayed by Satellite Newspapers Worldwide via satellite to all KiOSKs and site licenses
o VIDEO ADVERTISING - in the form of permanent advertising videos displayed on the KiOSK screen when idle, and in the form of 2-minute spots presented while the user awaits for his/her copy to be printed
o BACK-PAGE ADVERTISING - The Company has reserved the two back covers (inside back cover and the back cover) for its own use or for advertising clients
o PRE-PAID CARDS - KiOSK users may buy newspapers with a number of major credit cards or using a Satellite Newspaper proprietary pre-paid-card.

The Company strategy is to pursue two main streams:

o CORPORATE AND MAJOR ACCOUNTS - HORIZONTAL MARKET strategy targeting key accounts in the hospitality industry, media industry, specialized retailers etc... These are targeted both as potential KiOSK or Site Licenses owners/hosts, and for the advertising revenue they may bring
o DEALER NETWORK - VERTICAL MARKET strategy, which includes developing a comprehensive dealer network on a geographic territory basis. The Company appoints in-house regional directors in charge of assisting dealers and monitoring their performance

Further more specific strategies will be pursued for:

o SITE LICENSES, targeting major accounts such as the US Postal Service, or large communities of interest such as the US Army, international company compounds, etc.
o PUBLISHERS, targeting the branch with an alternative solution to their remote distribution issues. o MEDIA KIOSK, marketing the KiOSK as an All-In-One Media Center delivering video and print information and developing strategic relationships with key global media (e.g. MSNBC, CNN, etc..) players to accelerate brand awareness and product recognition.

7. CAPITAL

The Company's capital is currently insufficient to fully implement its business plan and corporate objectives and is engaged in sourcing funding for its business development and operational requirements. If it is unable to obtain additional capital, The Company will be unable to fully implement its business plan and objectives and continue any operations. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

8. EMPLOYEES

As of June 30, 2002, the Company had one employee, Mr. Robert Hodge, who served as President and sole officer until June 20, 2003. As of June 27, 2003 though to September 1, 2003 the Company had two employees, Mr. Fred Devries and Mr. Renato Marianni both of whom resigned on September 1, 2003. As of October 13, 2003, the Company had one employee, Mr. Steve Mannen, who serves as President and sole officer.

ITEM 2. DESCRIPTION OF PROPERTY

In the fiscal year ended 2003, the company had no corporate or administrative offices. In connection with the recent change in management the Company is now located in a leased facility in Boca Raton, Florida, consisting of approximately 3,000 square feet of office and storage space. Management believes its facility is adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS

There was no litigation outstanding against the Company as of June 30, 2003 and management is not aware of any current or contemplated litigation against the Company, as of October 13, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             A. MARKET INFORMATION.

The Company's Common Stock traded over-the-counter on the NASD Bulletin Board under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" from September 20, 2000 through September 15, 2002, and under the symbol "SENR" from September 15, 2002 to current. The closing sales price for the Company's shares as of October 13, 2003, was $1.45.

Set forth below is the high and low bid information for the Company's Common Stock for the last nine quarters:

          Quarter Ended                       High          Low
          ----------------                    ----          ----
          September 30, 2003                  2.60          1.25
          June 30, 2003                       1.20          0.07
          March 31, 2003                      0.75          0.05
          December 31, 2002                   0.30          0.10
          September 30, 2002                  0.25          0.12
          June 30, 2002                       0.17          0.045
          March 31, 2002                      0.10          0.026
          December 31, 2001                   0.11          0.013
          September 30, 2001                  0.30          0.045

The information above is based on closing prices reported for the Company's common stock on Nasdaq's over-the-counter bulletin board. Accordingly, this information consists of quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Shareholder Information

At June 30, 2003, the Company had approximately 70 Shareholders of record and approximately 250 beneficial holders of its common stock.

Dividend Information

The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

B. Sales of Unregistered Securities from inception through October 13, 2003.

The Company sold the following shares of common stock in the three fiscal years ended June 30, 2003 (adjusted to reflect reverse stock splits and share issuances through October 13, 2003) without registration based on Section 4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.

 Date    Shares   Purchasers           Total Price            Exemption
------  --------- -------------------- ---------------- -------------------
09/01       2,000  Consultant           $33,369(1)           Section 4(2)
------  --------- -------------------- ---------------- -------------------
03/02      35,000  Consultant           $175,000(1)(3)       Section 4(2)
------  --------- -------------------- ---------------- -------------------
07/02       5,000  Consultant           $85,000(1)           Section 4(2)
------  --------- -------------------- ---------------- -------------------
06/03   1,000,000 Satellite Newspapers  $10,000(4)           Section 4(2)
                  Worldwide NV
------  --------- -------------------- ---------------- -------------------
06/03  17,000,000 Accredited Investors  $261,800(1)          Section 4(2)
-------------------- ---------------- ----------------- -------------------
06/03    662,500  Accredited Investor   $9,937.50(1)         Section 4(2)
-------------------- ---------------- ----------------- -------------------
06/03    662,500  Accredited Investor   $9,937.50(1)         Section 4(2)
-------------------- ---------------- ----------------- -------------------
06/03     75,000  Consultant            $1,125(1)            Section 4(2)
-------------------- ---------------- ----------------- -------------------

(1) These shares were issued in consideration of services rendered to the Company and/or reimbursement of expenses or other indebtedness owed by the Company.

(2) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.
(3) The Company issued these shares under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, however, the certificates representing these shares were issued without legend in error. The shareholder has been notified by the Company that the shares may only be sold in compliance with Rule 144 or any other exemption from the registration requirements of the Securities Act.
(4) The Company issued these shares as payment and in exchange for the transfer of certain Rights to the Satellite Newspapers KiOSK product and content distribution technology.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Fiscal Years Ended June 30, 2003 and June 30, 2002 (audited). All dollar amounts are in US Dollars.

The Company had revenues of $0.00 in 2003 and $0.00 in 2002.

The Company incurred operating expenses of approximately $82,405 for the fiscal year ended June 30, 2003, and approximately $607,176 for the fiscal year ended June 30, 2002. The operating expenses for fiscal year 2003 resulted primarily from general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs. In fiscal year 2002 the operating expenses related to the company former fuel cell operations.

In fiscal year 2003 the company negotiated debt forgiveness totaling 182,564.

As a result of the foregoing factors, the Company realized a net income of $101,059 for the year ended June 30, 2003, compared to a net loss of $404,269 for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED JUNE 30, 2003

At June 30, 2003, the Company had a working capital deficit of $5,135 as compared to working capital deficit of $629,570 at June 30, 2002.

The Company will be unable to continue as a going concern in the event it is not able to raise capital in order to develop and implement its business plan and continue operations. Until such time as sufficient capital is raised, the Company intends to limit expenditures for capital assets and other expense categories.

During the fiscal year ended June 30, 2002, the Company focused its business efforts on the development of new fuel cell technologies and in particular the MASWFC. The Company was not successful in developing and commercializing any fuel cell technologies and August 28, 2002, the Company discontinued its fuel cell technology operations by selling its wholly-owned operating subsidiary to Thomas Faul, the former President of the Company, in exchange for a release of all claims from Mr. Faul, including accrued and unpaid compensation and expense reimbursements. From August 28, 2002 to June 20, 2003, the Company focused its business efforts on finding a business or technology merger candidate, and on June 20, 2003 the Company entered into a Rights Agreement with Satellite Newspapers in which it acquired the Satellite Newspapers KiOSKs and content distribution technology for the Americas region and other territories. The Company has approved a Private Placement Offering Memorandum for the sale of stock for up to $3,000,000 dollars at $1.00 share and is also seeking alternate sources of financing. The Company is uncertain that it will be able to raise the necessary funds to implement its business plan.

No Assurance of Financial Viability of Satellite Newspapers Worldwide NV. We depend on the financial viability of Satellite Newspapers Worldwide NV, a Dutch company with its headquarters in their Hague for our content and satellite transmission. Satellite Newspapers has limited revenues to date and has been operating at a loss. Our business would be materially harmed if Satellite Newspapers is unable to continue to provide the Company with its content, satellite transmission and technical support.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Thomas Faul,, served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors from July 29, 2000 through August 28, 2002. On August 28, 2002, Robert Hodge, was appointed as the Company's sole officer and director from August 28, 2002 through to June 20, 2003. On July 20, 2003 Steve Mannen and Fred Devries were appointed as the Company's Chairman and President respectfully. On September 30, 2003, Fred Devries resigned as President of the Company and Steve Mannen was in turn appointed in his stead as President and Chief Executive Officer and retained the title and duties as Chairman of the Board of Directors of the Company. The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

MR. STEVE MANNEN/PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Mannen has served as Chief Operating Officer of Satellite Newspapers since May 2001. For 15 years prior to joining Satellite Newspapers, Mr. Mannen was founder And Chief Executive Officer of International Business Consultants, a Netherlands Consulting company, which focused on export management consulting. Mr. Mannen has a diploma from the NERG organization and several certifications from the PBNA School in electronic engineering in The Netherlands.

MR. NIELS REIJERS/CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Reijers has served as Chief Financial Officer of Satellite Newspapers since May 2001. Prior to joining Satellite Newspapers, Mr. Reijers was an associate of Prime Structured Finance B.V., a Dutch private equity firm, where he was also in-house lawyer and responsible for the venture capital department. Mr. Reijers is still associated with Prime Structured and occasionally provides certain services to Prime Structured for which he is compensated. From January 1999 to February 2001, Mr. Reijers was a partner at Tricorp Capital Partners B.V., a Dutch private equity firm, where he was in-house lawyer and responsible for the venture capital department. Prior to joining Tricorp, Mr. Reijers worked as a tax lawyer at KPMG Meijburg & Co. in Amsterdam for ten years. Mr. Reijers earned his law degree at the University of Utrecht and his masters in fiscal law at the University of Amsterdam.

MR. JERRY GRUENBAUM/CORPORATE SECRETARY, GENERAL AND SECURITIES COUNSEL

Mr. Gruenbaum has been admitted to practice law since 1979 and is a licensed attorney in various states including the States of Massachusetts and Connecticut where he maintains his practice, as a Principal in the firm of SEC Attorneys, LLC specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is a former President and a Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

MR. FRED DEVRIES/PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. DeVries, the President and a director of the Company as of July 1, 2003 Through to September 30, 2003, has been a senior level global executive with twenty-five years of experience in the Telecommunications industry with Nortel Networks. While at Nortel he held various senior positions in the Optical, Switching, Network Access, and Enterprise product organizations. His diverse multi cultural experience also includes regional expatriate assignments in Europe, Hong Kong and Mexico after his initial transfer from Canada to Nortel's Caribbean and Latin American (CALA) headquarters in Sunrise, Florida. Mr. DeVries is a graduate of the Queen's University in Canada where he majored in Business and Economics. He also has a post graduate degree in Certified Management (CMA) specializing in advanced business management.

MR. ROBERT HODGE/PRESIDENT AND A DIRECTOR

Robert Hodge, the President and a Director of the Company as of August 28, 2002, through to June 20, 2003, has been an independent businessman active in the oil & gas and mining exploration business since 1975, specializing in the financing and management of both public and private companies particular in the resources sector.

MR. THOMAS FAUL/PRESIDENT AND A DIRECTOR

Thomas Faul, the President and a Director of the Company as of June 30, 2002, through to August 28, 2002, had been an independent product design and development consultant since 1960. Mr. Faul specialized in automotive, marine and computer controlled equipment. International clients include Skoda (Czech Republic), Oerlikon Machine Tools (Switzerland), Audi (Germany), Nestler Corporation (Germany), Carver Yacht (USA), Century Boat (USA), Dominion Auto Accessaries (Canada), and Otaco Seating (Canada). Mr. Faul is one of the founders of Carver Yacht Co. Of Pulaski, Wisconsin, Faul Coradi Inc. of Skaneateles, New York, and Teckserve Limited, of Orillia, Ontario, as well as a number of other companies. Mr. Faul has his P. Engineering from Professional Engineers of Ontario, his B.A.Sc. from the University of Toronto, and his M.A.Sc. from University of Toronto.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company. The Company is not aware of any filings under Section 13 or Section 16 by any officer, director or 10% shareholder.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last two fiscal years to its Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation:
                                                      ------------------------------------------
                      Annual Compensation             Awards                            Payouts
                      ------------------------------  --------------------------------  --------
(a)             (b)   (c)      (d)      (e)           (f)             (g)               (h)         (i)
Name and                                Other Annual  Restricted      Securities        LTIP
Principle             Salary   Bonus    Compensation  Stock Award(s)  Underlying        Payouts     All Other
Position        Year  ($)      ($)      ($)           ($)             Options/SARs (#)  ($)         Compensation ($)
--------        ----  ---      ---      ---           ---             ----------------  ---         ----------------
Thomas          2002  60,000   [___]    [___]         [___]           [___]             [___]       [___]
Faul            2001  60,000   0        0             0               0                 0           0


EMPLOYMENT CONTRACTS

On June 26, 2003, the Company entered into an Employment Agreement effective July 1, 2003 with Mr. Fred DeVries as its President, CEO and member of the Board and with Mr. Renato Mariani as its Executive Vice President and Chief Marketing Officer, the details of which are contained in the June 27, 2003 8-K filing and is incorporated by reference herein.

As of October 13, 2003, the Company does not currently have any other employment contracts with any other individuals or consultants with the exception of Mr. Fred Devries and Mr. Renato Marianni as described above, which employment contracts. were terminated on September 30, 2003. Mr. Robert Hodge and Mr. Thomas Faul never entered into any employment contracts with the Company during their respective tenures as officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of October 13, 2003, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 10% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group. There are no equity compensation plans currently in effect.


                                      At 06/30/03     At 06/30/03       At 10/13/03      At 10/13/03
                                      -----------     -----------       -----------      -----------
                                      Beneficial      Percentage        Beneficial       Percentage
Name and Address                      Ownership       of Class(1)       Ownership        of Class (1)
----------------                      ---------       -----------       ---------        ------------
Steve Mannen                            774,179           0.04%         774,179            0.04%
Alexanderstraat 18
2514 JM The Hague
The Netherlands

Niels Reijers                           165,440           0.01%         165,440            0.01%
Keizersgracht 365d
1016 EJ Amsterdam
The Netherlands

Satellite Newspapers Worldwide NV     1,000,000           0.05%       1,000,000            5.08%
Alexanderstraat 18
2514 JM The Hague
The Netherlands

Ornskold Gruppen Holding BV           3,280,750           0.17%       3,280,750            16.68%
W.M. Dodokweg 43 B
1703 RB Heerhugowaard
The Netherlands

The above beneficial ownership table's share amounts and those shares accorded to the above shareholders subsequent to the 100 : 1 reverse split of the Company's stock that occurred on September 15, 2002 and those shares accorded to the above shareholders subsequent to a change of control event that occurred on June 20, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Related Transactions

None

SUBSEQUENT EVENTS

On September 30, 2003, the Company appointed Mr. Steve Mannen its Chairman of the Board, as its new President and CEO and accepted the resignation of Mr. Fred DeVries as its President, CEO and member of the Board of Directors and of Mr. Renato Mariani as its Executive Vice President and Chief Marketing Officer. Mr. Mannen, a resident of the Netherlands, is also the President of Satellite Newspapers Worldwide, N.V.

With the resignation of Mr. DeVries from the board of directors, the current Board of Directors of the Company consists of Mr. Mannen and Mr. Niels Reijers, who resides in the Netherlands and is the CFO of Satellite Newspapers Worldwide, N.V.

The Company's current officers consist of Mr. Mannen as its President and CEO, and Attorney Jerry Gruenbaum, the Company's General and Securities Counsel who continues as its Corporate Secretary.

On June 26, 2003, the Company entered into an Employment Agreement effective July 1, 2003 with Mr. Fred DeVries as its President, CEO and member of the Board and with Renato Mariani as its Executive Vice President and Chief Marketing Officer. The Company's General and Securities attorney Mr. Jerry Gruenbaum was appointed to act as the Company's Secretary.

On June 20, 2003, a change in control of the Company occurred in conjunction with the closing under a General Release and Settlement Agreement dated June 20, 2003, between the Company and holders of its Series A Convertible Debentures as listed in said Agreement (hereinafter "Investors").

The closing under the General Release and Settlement Agreement consisted of conversion of the Debentures for which the Company has been in default under its terms and conditions, into an aggregate of 18,400,000 shares of restricted common stock of the Company issued to the Investors which represented a reduction of the conversion price from $0.07 to a new conversion price of $0.0154. The parties agreed that this was a reasonable adjustment, due to the fact that the common stock of the Company has had volume of less than 10,000 shares traded in the 60 days prior to the date of the Agreement. The Company further agreed that it shall not effect any reverse split of its common stock at any time prior to June 31, 2004. In addition, the Company agreed to issue to Future Ventures Ltd., a warrant to purchase an aggregate of 450,000 shares of common stock of the Registrant at an exercise price of $1.00 per share.

As a result of this Settlement, a change in control of the Company has occurred. Prior to the Agreement, the Company had 264,000 shares of common stock issued and outstanding. Following the Settlement, the Company had 18,664,000 shares of common stock outstanding. The 18,400,000 shares of common stock have been issued to twenty different shareholders.

Eighteen of new shareholders acquired their rights when they purchased in accordance with the Debenture Purchase Agreement $262,790 of the $284,432 original principal amount of the Series A Debentures of the Registrant from Alternative Energy Capital, Inc. and Future Ventures Ltd., the holders of the Series A Debentures. In accordance with said Debenture Purchase Agreement, $273,111.76 was delivered to the original holders through their attorneys, Corporate Legal Services, LLP, a California limited liability partnership registered with the California State Bar on or prior to the closing date. The balance $76,888.24 is due on or before September 2, 2003 in accordance with a new Convertible Debentures executed by the Registrant and some of the Investors for the benefit of Future Ventures Ltd.

As a result of the change of control, the Board of Directors of the Company had approved to change the corporate office from Calgary, Canada to new office facility on July 1, 2003 at 7601 North Federal Highway, Suite 140B, Boca Raton, Florida 33487.

The new Board of Directors of the Company consists of Steve Mannen, as the Company's chairman and interim CEO who owns 774,179 newly issued common shares, and Niels Reijers who owns 165,440 newly issued common shares. Both Steve Mannen and Niels Reijers were added to the Board as a result of the Settlement. Robert Hodge resigned as the Chief Executive Officer and as a member of the Board as a result of the Settlement.

Also on June 25, 2003, and subsequent to the above described change in control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers. Under said Rights Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its KiOSKs and satellite content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of the its KiOSK in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

To obtain the rights in accordance with said Rights Agreement, the Company paid Satellite Newspapers 1,000,000 unregistered shares of restricted common stock, without preemptive rights, of its, par value $0.01 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

I EXHIBITS

(1) Audited Financial Statements and Related Notes and Balance Sheets at June 30, 2003, and the Related Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for the Years Ended June 30, 2003 and 2002, and from inception on April 14, 1998 through June 30, 2003 (herewith attached).

(2) (i) Articles of Incorporation*

(ii) Bylaws*

(3) Subsidiaries of Registrant (as of June 30, 2003):

      Satellite Newspapers, Inc., a Florida corporation
      7601 North Federal Highway, Suite 140-B
      Boca Raton, Florida, 33487

(4) Reorganization and Acquisition Agreement between GreenVolt Power Corp., Thomas Faul and Satellite Holding Ltd.

(5) Three Form 8-K filings were submitted to the Securities and Exchange Commission during the last quarter of the period covered by this report.

*Incorporated by reference to Registrant's Form 10-KSB filed on July 6, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SATELLITE ENTERPRISES CORP.

                                        /S/ STEVE MANNEN
                                        --------------------------
                                        STEVE MANNEN, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICE AND PRESIDENT


                                        /s/  NIELS REIJERS
                                        ----------------------------
                                        NIELS REIJERS
                                        CHIEF FINANCIAL OFFICER

Date: October 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                       DATE
------------------      ----------------------------------     -----------------

/S/ STEVE MANNEN        CHIEF EXECUTIVE OFFICER, PRESIDENT     OCTOBER 21, 2003
-----------------       AND DIRECTOR
STEVE MANNEN

/S/ NIELS REIJERS       CHIEF FINANCIAL OFFICER AND DIRECTOR   OCTOBER 21, 2003

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

  Notes to Financial Statements..............................................F-7

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants


INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Satellite Enterprises Corp.
   (A Development Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying balance sheet of Satellite Enterprises Corp. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from date of incorporation (April 14, 1998) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Satellite Enterprises Corp. as of June 30, 2003 and 2002 and the results of operations and cash flows for the years then ended and for the period from incorporation (April 14, 1998) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared asuming that the Company will continue as a going concern. The Company's significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
October 21, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970        Fax: (612)861-5827
Email: cjacallahan@qwest.net

                                     PART 1

ITEM 7. FINANCIAL INFORMATION

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                             JUNE 30, 2003 and 2002

                                                       June 30,       June 30
ASSETS                                                   2003           2002
                                                     ------------   ------------

Current Assets:
    Cash                                             $         0    $     3,451
    Cash - Attorney Trust Account                              0              0
                                                     ------------   ------------

       Total Current Assets                                    0          3,451
                                                     ------------   ------------

Other Assets:
    Technology Rights                                $    15,458    $         0
                                                     ------------   ------------
       Total Assets                                  $    15,458    $     3,451
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses            $     3,605    $   212,589
    Notes payable                                          2,500          2,500
    Convertible Debentures                                     0        284,432
    Due to former officer                                      0        133,500
                                                     ------------   ------------
        Total current liabilities                          6,105        633,021
                                                     ------------   ------------

Stockholders' equity (deficit):
    Preferred stock, par value $.001,
      authorized 5,000,000, none issued
      and outstanding
    Common stock, par value $.001,
      authorized 200,000,000 shares;
      issued and outstanding 19,664,000 in 2003
      225,117 in 2002:                               $    19,664            225
    Additional paid in capital                         1,294,960        774,413
    Deficit accumulated during development stage      (1,305,271)    (1,405,360)
    Accumulated other comprehensive income                     0          1,152

         Total stockholders' equity (deficit)              9,353       (629,570)
                                                     ------------   ------------

         Total liabilities and
            stockholders' equity (deficit)           $    15,458    $     3,451
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.


                                SATELLITE ENTERPRISES CORP.
                               (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                             Period From
                                                                             Incorporation
                                                                                   to
                                                    Years Ended June 30,    (April 14, 1998)
                                                ---------------------------        To
                                                    2003           2002       June 30, 2003
                                                ------------   ------------   ------------
Revenues                                        $         0    $         0    $         0
Cost of Sales                                             0              0              0
Operating Expenses                                  (83,375)             0        (83,375)
Interest Expense                                       (252)             0           (252)
                                                ------------   ------------   ------------
Income(loss)from continuing operations              (83,627)             0        (83,627)
Debt forgiveness                                    182,564              0        182,564
Income (loss) from operations of
  discontinued operations, less
  applicable income taxes of $-0-                     1,152       (404,269)    (1,424,459)
Gain (loss) on disposal of
  discontinued operations, less
  applicable income taxes of $-0-                         0              0         20,251
                                                ------------   ------------   ------------
Income (loss) before income taxes                   100,089       (404,269)    (1,305,271)

Income taxes expense                                      0              0              0
                                                ------------   ------------   ------------
Net income (loss)                                   100,089       (404,269)    (1,305,271)

Other comprehensive income (loss):
Foreign currency translation                              0             63          1,152
 adjustment                                          (1,152)             0         (1,152)
                                                ------------   ------------   ------------
Comprehensive income (loss)                     $    98,937    $  (404,206)   $(1,305,271)
                                                ============   ============   ============
Basic earnings per share                        $      (.13)   $     (2.04)   $     (4.55)
                                                ============   ============   ============
Weighted average number of share outstanding)       794,314        198,259        286,625
                                                ============   ============   ============

         The accompanying notes are an integral part of these financial statements.

                                            F-3


                                                    SATELLITE ENTERPRISES CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    PERIOD FROM INCORPORATION (APRIL 14, 1998) TO JUNE 30, 2003

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                     Additional                  Other      During the Stockholders'
                                               Common Stock            Paid in   Subscription Comprehensive Development    Equity
                                          Shares         Amount        Capital    Receivable    Expense       Stage       (Deficit)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
Issuance of common stock for
  services at $.46 per share                100,000   $       100   $    45,850  $   (37,200) $        --  $        --  $     8,750
Issuance of common stock for
  cash at $.01 per share                     50,000            50           450           --           --           --          500
Issuance of common stock for
  cash at $.010 per share                       700             1         6,999           --           --           --        7,000
Net loss from inception on
  April 14, 1998 through June
  30, 1998                                       --            --            --           --           --       (8,332)      (8,332)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, June 30, 1998                      150,700           151        53,299      (37,200)          --       (8,332)       7,918
Issuance of common stock for
  cash at $.10 per share                      1,475             1        14,749           --           --           --       14,750
  Receipt of stock subscription                  --            --            --       37,200           --           --       37,200
  Net loss for the year ended
    June 30, 1999                                --            --            --           --           --      (51,332)     (51,332)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, JUNE 30, 1999                      152,175           152        68,048           --           --      (59,664)       8,536
  Cancellations of common stock             (96,000)          (96)           96           --           --           --           --
  Issuance of common stock in
    exchange for Common stock of
    Greenvolt Corp. and services            124,352           125       455,249           --         (414)      57,204      512,164
  Issuance of common stock for
    services                                  6,000             6           594           --           --           --          600
  Foreign currency translation
    adjustment                                   --            --            --           --          176           --          176
  Net loss for the year ended
    June 30, 2000                                --            --            --           --           --     (564,625)    (564,625)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, JUNE 30, 2000                      186,527           187       523,987           --         (238)    (567,085)     (43,149)
  Issuance of common stock for
    services                                     50            --         5,000           --           --           --        5,000
  Foreign currency translation
    adjustment                                   --            --            --        1,327           --        1,327
Net loss for the year ended
    June 30, 2001, as restated                   --            --            --           --           --     (434,006)    (434,006)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, June 30, 2001, as restated         186,577           187       528,987           --        1,089   (1,001,091)    (470,828)
  Issuance of common stock for
    services                                 38,600            39       245,425           --           --           --      245,464
  Foreign currency transaction
    adjustment                                   --            --            --           --           63           --           63
  Net loss for year ended
    June 30, 2002                                --            --            --           --           --     (404,269)    (404,269)
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, June 30, 2002                      225,177           225       774,413           --        1,152   (1,405,360)    (629,570)
  Issuance of common stock as part
    of settlement agreement at $3.96         33,375            34       133,466           --           --           --      133,500
  Rounding - reverse stock split                448            --            --           --           --           --           --
  Issuance of common stock as part
    of settlement agreement at $1.00          5,000             5         4,950           --           --           --        5,000
  Contributed services under SAB 5-T             --            --        29,300           --           --           --       29,300
  Equity contribution to meet
     operating needs                             --            --        72,341           --           --           --       72,341
  Issuance of common stock as part
    of debenture settlement at $.015     18,400,000        18,400       266,032           --           --           --      284,432
  Issuance of common stock to acquire
    Technology rights at $.015            1,000,000         1,000        14,458           --           --           --       15,458
  Foreign currency transaction
    adjustment                                   --            --            --           --       (1,152)          --       (1,152)
  Net loss for year ended
    June 30, 2003                                --            --            --           --           --      100,089      100,089
                                        ------------  ------------  ------------ ------------ ------------ ------------ ------------
BALANCE, June 30, 2003                   19,664,000   $    19,664   $ 1,294,960  $        --  $        --  $(1,305,271)       9,353
                                        ============  ============  ============ ============ ============ ============ ============

                             The accompanying notes are an integral part of these financial statements.

                                                                F-4


                                 SATELLITE ENTERPRISES CORP.
                                (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS

                                                                               Period From
                                                                               Incorporation
                                                      Years Ended June 30,    (April 14, 1998)
                                                  ---------------------------       to
                                                      2003           2002      June 30, 2003
                                                  ------------   ------------   ------------
Cash flow from operating activities:
  Net income (loss)                               $    98,937    $  (404,269)   $(1,305,271)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
     Debt forgiveness                                (182,564)            --       (182,564)
     Donated services                                  29,300             --         29,300
     Gain on sale of discontinued operations               --             --        (20,251)
     Common stock issued for services                      --        245,464        752,388
     Net assets of discontinued operations                 --          1,990           (750)
     Net liabilities of discontinued operations            --        133,301        133,500
     Accounts payable and accrued expenses            (21,465)        18,621        211,375
                                                  ------------   ------------   ------------
         Net cash used by operating activities        (75,792)        (4,893)      (382,273)
                                                  ------------   ------------   ------------
Cash flow from financing activities:
     Stock proceeds                                        --             --         23,000
     Advances from related party                           --            250             --
     Equity contributions from stockholders
       to cover operating expenses                     72,341             --         72,341
     Notes payable                                         --             --          2,500
     Proceeds from convertible debentures                  --             --        284,432
                                                  ------------   ------------   ------------
         Net cash used by financing activities         72,341            250        382,273
                                                  ------------   ------------   ------------

Increase (decrease) in cash                            (3,451)        (4,643)            --

Cash at beginning of year                               3,451          8,094             --
                                                  ------------   ------------   ------------
Cash at end of year                               $        --    $     3,451    $        --
                                                  ============   ============   ============

Supplemental cash flow information:
    Interest                                      $        --    $        --    $        --
                                                  ============   ============   ============
    Income taxes                                  $        --    $        --    $        --
                                                  ============   ============   ============

         The accompanying notes are an integral part of these financial statements.

                                             F-5


                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

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

On June 20, 2003, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

FOREIGN CURRENCY TRANSLATION

In 2002 the Company used the Canadian dollar as their functional currency. Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit). In 2003 the Company commenced using the United States dollar as their functional currency.

                                   (Continued)
                                       F-6

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONTINUED)

CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2003 and 2002.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. No research or developments costs were incurred in 2003 or 2002.

FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

Short-Term Assets and Liabilities: The fair value of cash, accounts payable and accrued expenses and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

STOCK-BASED CONSIDERATION

The Company has applied the fair value-based method of accounting for employee and non-employee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).
                                   (Continued)
                                       F-7

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method were antidilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share. Convertible debt outstanding in 2002 was not included because its effect on earnings per share would be antidilutive.

                                                           2003          2002
                                                        ----------    ----------
Weighted - average number of common
  shares outstanding for basic EPS                        794,314       198,259
                                                        ==========    ==========

Income (loss) available to common stockholders          $ 101,559     $(404,269)
                                                        ==========    ==========
Adjustment required:
     None required                                             --            --
                                                        ----------    ----------
Adjusted income available for common
  stockholders for diluted EPS                          $ 101,559     $(404,269)
                                                        ==========    ==========

Weighted - average number of common
  shares outstanding for basic EPS                        794,314       198,259
Shares from exercise of options and
  warrants (excluded in 2002 as non dilutive)                  --            --
Shares from conversion of notes payable
  and related accrued interest (excluded
  in 2002 as antidilute)                                       --            --
                                                        ----------    ----------
Weighted - average number of common
  shares for diluted EPS                                  794,314       198,259
                                                        ==========    ==========

TECHNOLOGY RIGHTS

On June 20, 2003 the Company into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

                                   (Continued)
                                       F-8

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONTINUED)

TECHNOLOGY RIGHTS (CONTINUED)

The Company issued 1,000,000 shares of its common stock to Satellite Newspapers for these Rights. The Company valued these shares of common stock at $.015 per share which represented the fair value of the Company's common stock at that date based on its negotiated settlement of the convertible debentures (See
Note). Satellite Newspapers costs of developing this rights exceeds this fair value.

The Company has adopted SFAS 142 - Goodwill and Other Intangibles. Goodwill and intangible assets with indefinite useful lives are not presumed to be wasting assets. These assets are not amortized and are instead tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over those lives. The Company tested goodwill for impairment using a present value technique. Impairment arises if the carrying value of the goodwill exceeds its implied fair value. At June 30, 2003, the Company determined that no impairment had occurred.

LONG-LIVED ASSETS

In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that no impairment of long-lived assets existed at June 30, 2003 or 2002.

INCOME TAXES

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and inception to date financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.

                                   (Continued)
                                       F-9

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company has incurred net losses aggregating $1,304,301 from incorporation to June 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. In fiscal year 2003 the Company has devoted the majority of its efforts to: maintenance of the corporate status; negotiating settlements with creditors; and the search for a merger candidate.

On June 20, 2003, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

Successful development of a market for the acquired rights and achievement of profitable operations will require a significant capital infusion. The Company is presently pursuing a private placement to raise $3,000,000 (3,000,000 shares of the Company's restricted common stock at $1.00). Until such time as monies can be raised under this private placement the Company is fully dependent upon the support of Satellite Newspapers and certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. Satellite Newspapers has limited revenues to date and has been operating at a loss. In fiscal year 2003 stockholders needed to contribute $72,341 to the Company to meet its working capital needs. It is anticipated the working capital needs for fiscal year 2004 will be more. Failure of the company to develop a market for its KiOSKs and ultimately achieve profitable operations or the failure of stockholder(s) to fund necessary expenses of the company could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the company be unsuccessful.

NOTE 3 - RELATED PARTY TRANSACTIONS

DISCONTINUED OPERATIONS:

On August 27, 2002, the Company issued 3,375,000 shares of its common stock and transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. This agreement also settled the $133,500 due to former officer (see below).

DUE TO FORMER OFFICER:

The due to former officer consisted of amounts due the Company's former Chief Executive Officer. These amounts were unsecured, non-interest bearing and due on demand. These amounts were settled for issuance of common stock and the transfer of GreenVolt Corp. and its fuel cell technology on August 27, 2002.

DONATED SERVICES:

The Company's former president donated $29,300 in salary to the Company. This donated salary has been reflected as an expense in the accompanying financial statements in accordance with SAB 5-T with a resulting offset to additional paid-in capital.

                                   (Continued)
                                      F-10

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 4 - CONVERTIBLE DEBENTURES

The convertible debentures were non-interest bearing, unsecured and convertible into the Company's common stock at $.07 per share. At June 30, 2002 these debentures were in default. On June 20, 2003 the Company entered into a General Release and Settlement Agreement that settled the $284,432 in outstanding debentures for 18,400,000 shares of the Company's restricted common stock ($.015 per share). As a part of this settlement agreement the Company also issued stock warrants as disclosed in Note 5.

Note 5  NOTE PAYABLE

On March 30, 2000 the Company borrowed $2,500 under an unsecured note payable bearing interest at 10% per annum and due March 31, 2001. This note is currently in default and the Company is negotiating its settlement. The accompanying financial statements reflect an obligation for the $2,500 note payable and accrued interest of $$750 at June 30, 2003 and $500 at June 30, 2002.

NOTE 6 - STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

On August 28, 2002, the Company approved a 1 for 100 reverse split of its outstanding shares. This reverse split has been reflected retroactively in these financial statements.

As part of the General Release and Settlement Agreement entered into with respect to the convertible debentures the Company has agreed to not effect any reverse split of its common stock at any time prior to June 30, 2004.

EQUITY CONTRIBUTIONS

In fiscal year 2003 certain stockholders contributed an additional $72,341 of equity to the Company to meet working capital needs. No additional shares were issued as a result of these equity contributions.

STOCK WARRANTS

The Company has issued stock warrants as part of the General Release and Settlement Agreement entered into with respect to the convertible debentures. These warrants are to purchase an aggregate of 450,000 of shares of stock of the Company at $1.00 through June 30, 2006. A summary of stock warrants is as follows:

                                                                      Price
                                                       Number of     Range Per
                                                        Shares         Share
                                                     ------------   ------------

Balance at June 30, 2001                                      --             --
Granted                                                       --             --
Exercised                                                     --             --
                                                     ------------   ------------
Balance at June 30, 2002                                      --             --

Issued                                                   450,000    $      1.00
Exercised                                                     --             --
                                                     ------------   ------------

Balance at June 30, 2003                                 450,000    $      1.00
                                                     ============   ============

          Options vested and exercisable                 450,000
          Shares reserved for options                    450,000
                                                     ============

                                   (Continued)
                                      F-11

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 7 - INCOME TAXES

Income taxes consisted of the following at June 30,

                                                        2003            2002
                                                     ------------   ------------
Current:
  Federal                                            $        --    $        --
  State                                                       --             --
                                                     ------------   ------------
                                                              --             --
                                                     ------------   ------------
Deferred:
  Federal                                                     --             --
  State                                                       --             --
                                                     ------------   ------------
Income tax benefit (expense)                         $        --    $        --
                                                     ============   ============

The tax effects of net operating loss carryforwards gives rise to a deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                         2003           2002
                                                     ------------   ------------
Gross deferred tax asset relating to:
  Accrued expenses                                            --    $   100,000
  Net operating loss carryforwards                       190,000        212,000
                                                     ------------   ------------
      Gross deferred tax asset                           190,000        212,000

Valuation allowance                                     (190,000)      (312,000)
Net deferred tax asset                                        --             --
Deferred tax liability                                        --             --
                                                     ------------   ------------
      Net deferred tax asset (liability)             $        --    $        --
                                                     ============   ============

At June 30, 2003, the Company has net operating loss carryforwards available to offset future taxable income as follows:

          Year                                          Federal         State
          ----                                       ------------   ------------
          2014                                             7,000          7,000
          2015                                            52,000         52,000
          2016                                           370,000        370,000
          2017                                            50,000         50,000
                                                     ------------   ------------
                                                     $   479,000    $   479,000
                                                     ============   ============

                                   (Continued)
                                      F-12

                           SATELLITE ENTERPRISES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                  PERIOD FROM INCORPORATION (APRIL 14, 1998) TO
                                  JUNE 30, 2003

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

SUMMARY OF NONCASH ACTIVITY:

On October 18, 2002 the Company issued 5,000 shares of its common stock at $1.00 per share to settle liabilities.

On June 20, 2003 the Company issued 18,400,000 shares of its restricted common stock at $.015 per share to settle the $284,432 in convertible debentures (See
Note 4).

On June 20, 2003 the Company issued 1,000,000 shares of its restricted common stock at $.015 per share to acquire the rights associated with the Satellite newspaper content distribution technology (See Notes 1 and 2).

In fiscal year 2003 the Company's former president donated $29,300 in salary to the Company (See Note 3).

NOTE 9  Unasserted Claims

On August 27, 2002 the Company transferred its Greenvolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. As part of this agreement the liabilities of Greenvolt Corp. transferred with the subsidiary. It is possible that creditors Of Greenvolt Corp. could look to the Company for payment of balances owed them. The Company and its legal counsel feel that these liabilities remained the liabilities of Greenvolt Corp. and that the Company is not obligated for these balances. To date no creditors of Greenvolt Corp. have looked to the Company for settlement of liabilities of Greenvolt Corp.

NOTE 10 - SUBSEQUENT EVENTS

Effective July 1, 2003 the Company approved a private placement of up to 3,000,000 shares of its common stock at $1.00 per share. To date no shares have been sold under this offering.

On June 26, 2003, the Company entered into an employment agreement with an individual who was to be the Company's President. This agreement called for:

o        Salary, bonus and benefits.
o Issuance of 1,000,000 shares of the Company's common stock which was to be held in escrow for one year.
o Warrants to purchase up to 1,500,000 shares of the Company's common stock at $.08 per share and to vest at annual anniversary dates of the agreement.

In September 2003, this individual terminated his employment with the Company. This individual has made claims to the 1,000,000 shares of stock to have been issued under this agreement, but to date has not pursued this matter legally. The Company's position is, and the employment agreement indicates, that the voluntary termination prior to July 1, 2004 causes the certificate for the 1,000,000 shares of common stock to be cancelled. It is possible this individual will assert a claim against the Company regarding this matter. The ultimate outcome of this claim, if asserted, can not presently be determined.

In July 2003, the Company incorporated a wholly owned subsidiary, Satellite Newspapers, Inc., under the laws of the State of Florida. It is anticipated that all operations will be carried out in Satellite Newspapers, Inc. and that the Company will act as a holding company.