Form 10QSB
period 2003-09-30
SATELLITE ENTERPRISES CORP
filed 2003-12-18
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                        Commission File Number: 000-26607

                           SATELLITE ENTERPRISES CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              88-0390828
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)


              110 Washington Avenue, North Haven, Connecticut 06473
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  203-234-6350
                           --------------------------
                           (Issuer's telephone number)


                     7601 North Federal Highway, Suite 140B
                            Boca Raton, Florida 33487
               ---------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of Decmber 17, 2003, the Company had 19,664,000 issued and outstanding shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Documents incorporated by reference: None.

                           SATELLITE ENTERPRISES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary

          Consolidated Balance Sheets (Unaudited) - September 30, 2003 and June 30, 2003

          Consolidated Statements of Stockholders' Equity - For the Period April 4, 1998 (Inception) to September 30, 2003

          Consolidated Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2003 and 2002, and for the Period Inception to September 30, 2003

          Consolidated Statements of Cash Flows (Unaudited) - For the three Months Ended September 30, 2003 and 2002 and for the Period Inception to September 30, 2003

          Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART  II.  OTHER  INFORMATION

     Item  1.  Legal Proceedings

     Item  2.  Changes in Securities and Use of Proceeds

     Item  3.  Defaults Upon Senior Securities

     Item  4.  Submission of Matters to a Vote of Security Holders

     Item  5.  Other Information

     Item  6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I FINANCIAL INFORMATION

Item 1. - Financial Statements

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,   September 30,
                                                          2003          2003
                                                          ----          ----
OTHER ASSETS
   Deposits                                                         $       236
   Technology rights                                $    15,458          15,458
                                                    -----------      ----------
                                                    $    15,458     $    15,694
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                   $     5,127
   Accounts payable and accrued expenses            $     3,605          86,061
   Due to affiliated company                                             98,328
   Notes payable                                          2,500           2,500
                                                    -----------      ----------

         Total Current Liabilities                        6,105         192,016

STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.001 authorized
     5,000,000 shares, none issued and outstanding
   Common stock authorized 20,000,000
     shares; par value $0.001; issued
     and outstanding 19,664,000 shares
     at June 30 and September 30, 2003
     respectively                                        19,664          19,664
   Additional contributed capital                     1,294,960       1,294,960
   Deficit accumulated during Development Stage      (1,305,271)     (1,490,946)
                                                    ------------    ------------

         Total Stockholders' Equity (Deficit)             9,353        (176,322)
                                                    -----------     ------------
                                                    $    15,458     $    15,694
                                                    ===========     ===========


                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 CONSOLIDATED  STATEMENT OF STOCKHOLDERS'  EQUITY For the Period
         April 4, 1998 (Inception) to September 30, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                       Common Stock           Additional                      Other      During the    Stockholders'
                                  ---------------------        Paid In      Subscription  Comprehensive  Development      Equity
                                  Shares         Amount        Capital       Receivable      Expense        Stage        (Deficit)
                                  ------------------------------------------------------------------------------------------------
Issuance of common stock
  for services at $.46 per
  share                          100,000        $   100       $  45,850       $(37,200)                                 $   8,750
Issuance of common stock
  for cash at $.01 per share      50,000             50             450                                                       500
Issuance of common stock
  for cash at $.010 per share        700              1           6,999                                                     7,000
Net loss from inception on
  April 14, 1998 through
  June 30, 1999                                                                                            $(8,332)        (8,332)
                                 -------------------------------------------------------------------------------------------------
Balance, June 30, 1998           150,700            151          53,299         (37,200)                    (8,332)         7,918

Issuance of common stock
  for cash at $.10 per share       1,475              1          14,749                                                    14,750
Receipt of stock sub-
  scription                                                                      37,200                                    37,200
Net loss for the year ended
  June 30, 1999                                                                                            (51,332)       (51,332)
                                 -------------------------------------------------------------------------------------------------
Balance, June 30, 1999           152,175            152          68,048                                    (59,664)         8,536

Cancellations of common
  stock                          (96,000)           (96)             96


                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED  STATEMENT OF STOCKHOLDERS'  EQUITY  (CONTINUED) For the
         Period April 4, 1998 (Inception) to September 30, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                       Common Stock           Additional                     Other       During the    Stockholders'
                                  ---------------------        Paid In      Subscription  Comprehensive  Development      Equity
                                  Shares         Amount        Capital       Receivable      Expense        Stage        (Deficit)
                                  -------------------------------------------------------------------------------------------------
Issuance of common stock
  in exchange for common
  stock of Greenvolt Corp.
  and services                   124,352            125         455,249                       (414)         57,204        512,164
Issuance of common stock
  for services                     6,000              6             594                                                       600
Foreign currency translation
  adjustment                                                                                   176                            176
Net loss for the year ended
  June 30, 2000                                                                                           (564,625)      (564,625)
                                 -------------------------------------------------------------------------------------------------
Balance June 30, 2000            186,527            187         523,987                       (238)       (567,085)       (43,149)

Issuance of common stock
  for services                        50                          5,000                                                     5,000
Foreign currency translation
  adjustment                                                                                 1,327                          1,327
Net loss for the year ended
  June 30, 2001, as restated                                                                              (434,006)      (434,006)
                                 -------------------------------------------------------------------------------------------------
Balance, June 30, 2001 as
  restated                       186,577            187         528,987                      1,089      (1,001,091)      (470,828)
Issuance of common stock
  for services                    38,600             39         245,425                                                   245,464
Foreign currency transaction
  adjustment                                                                                    63                             63

                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED  STATEMENT OF STOCKHOLDERS'  EQUITY  (CONTINUED) For the
         Period April 4, 1998 (Inception) to September 30, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                       Common Stock           Additional                     Other       During the    Stockholders'
                                  ---------------------        Paid In      Subscription  Comprehensive  Development      Equity
                                  Shares         Amount        Capital       Receivable      Expense        Stage        (Deficit)
                                  -------------------------------------------------------------------------------------------------
Net loss for year ended
June 30, 2002                                                                                             (404,269)      (404,269)

                                 -------------------------------------------------------------------------------------------------
Balance, June 30, 2002           225,177            225         774,413                      1,152      (1,405,360)      (629,570)
Issuance of common stock
  as part of settlement agree-
  ment at $3.96                   33,375             34         133,466                                                   133,500
Rounding -reverse stock
  split                              448
Issuance of common stock
  as part of settlement agree-
  ment at $1.00                    5,000              5           4,950                                                     4,955
Contributed services under
  SAB 5-T                                                        29,300                                                    29,300
Equity contribution to meet
  operating needs                                                72,341                                                    72,341
Issuance of common stock
  as part of debenture settle-
  ment at $.015               18,400,000         18,400         266,032                                                   284,432
Issuance of common stock
  to acquire technology rights
  at $.015                     1,000,000          1,000          14,458                                                    15,458
Foreign currency transaction
  adjustment                                                     (1,152)                   (1,152)


                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED  STATEMENT OF STOCKHOLDERS'  EQUITY  (CONTINUED) For the
         Period April 4, 1998 (Inception) to September 30, 2003

                                                                                                           Deficit
                                                                                                         Accumulated
                                       Common Stock            Additional                    Other       During the    Stockholders'
                                  ---------------------         Paid In     Subscription  Comprehensive  Development      Equity
                                  Shares         Amount         Capital      Receivable      Expense        Stage        (Deficit)
                                  -------------------------------------------------------------------------------------------------
Net loss for year ended
  June 30, 2003                                                                                            100,089        100,089
                             -----------------------------------------------------------------------------------------------------
Balance, June 30, 2003        19,664,000         19,664       1,294,960                                 (1,305,271)         9,353
Net loss for three months
  ended September 30, 2003                                                                                (185,675)      (185,675)
                             -----------------------------------------------------------------------------------------------------

                             $19,664,000        $19,664      $1,294,960                                $(1,490,946)    $ (176,322)
                             =====================================================================================================


                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended   Inception to
                                                            September 30,          September 30,
                                                      --------------------------   -------------
                                                           2003           2002          2003
                                                           ----           ----          ----

OPERATING EXPENSES
   Administrative expenses                            $ 185,675        $  6,953     $  269,050
   Interest expense                                                          63            252
                                                      ---------        --------     ----------

     Loss from Continuing Operations                   (185,675)         (7,016)      (269,302)

NON-OPERATING INCOME (EXPENSE)
   Debt forgiveness                                                       3,045        182,564
   Income (loss) from operations of discontinued
     operations                                                           1,152     (1,424,459)
   Gain on disposal of discontinued operations                                          20,251
                                                      ---------        --------     ----------

NON-OPERATING INCOME (LOSS)                                               4,197     (1,221,644)

                                                      ---------        --------     ----------
NET LOSS                                               (185,675)         (2,819)    (1,490,946)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment                                               1,152

   Reclassification adjustment                                           (1,152)        (1,152)
                                                      ---------        --------     ----------

COMPREHENSIVE LOSS                                    $(185,675)       $ (3,971)   $(1,490,946)
                                                      =========        ========     ==========

BASIC EARNINGS(LOSS) PER SHARE                        $   (0.01)       $  (0.02)   $     (1.36)
                                                      =========        ========     ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 19,664,000         229,034      1,109,878
                                                     ==========        ========     ==========

                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Three Months Ended   Inception to
                                                            September 30,          September 30,
                                                      --------------------------   -------------
                                                           2003           2002          2003
                                                           ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  $(185,675)       $ (2,819)   $(1,490,946)
   Adjustments to reconcile net income (loss)
     to cash flows from operating activities:
       Debt forgiveness                                                  (3,045)      (182,564)
       Gain on disposal of discontinued operations                                     (20,251)
       Common stock issued for services                                                752,388
       Debt forgiveness                                                  (3,900)        29,300
       Net assets of discontinued operations                             (1,152)          (750)
       Net liabilities of discontinued operations                                      133,500
       Accounts payable and accrued expenses             82,456          (9,218)       293,831
                                                       --------         --------    ----------

         NET CASH FLOWS USED IN
           OPERATING  ACTIVITIES                       (103,219)        (20,134)      (485,492)

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits                                                (236)                          (236)
                                                       --------                     ----------

         NET CASH FLOWS USED IN
            INVESTING ACTIVITIES                           (236)                          (236)

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock proceeds                                                                       23,000
   Advances from related party                                           16,683         72,341
   Notes payable                                         98,328                        100,828
   Advances from investment bankers                                                    284,432
                                                       --------         -------     ----------

       NET CASH FLOWS FROM FINANCING
         ACTIVITIES                                      98,328          16,683        480,601
                                                       --------         -------     ----------
DECREASE IN CASH                                         (5,127)         (3,451)
CASH BALANCE BEGINNING OF YEAR                                            3,451
                                                       --------         -------     ----------
CASH BALANCE END OF YEAR                              $  (5,127)       $           $    (5,127)
                                                       ========         =======     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
     None

                 See accompanying notes to financial statements.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Condensed Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended September 30, 2003 are not indicative of the results of operations for the year ended June 30, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended June 30, 2003.

2.   Due to Affiliated Company

     During the three months ending September 30, 2003, the Satellite Newspaper, NV advanced the Company $98,328 to support operating expenses. The Company is deemed to be an affiliate under the rules of the Security and Exchange Commission.

3.   Operations

     The Company had a formal office in Boca Raton, Florida. Effective October 1, 2003, it closed its offices and all employees have either resigned or were terminated. Currently, the Company is in the process of regrouping its operations and is operating out of the Netherlands.

4.   Employment Contracts

     On June 26, 2003, the Company entered into an employment agreement with an individual who was to be the Company's president. This agreement called for:

     Salary, bonus and benefits. (Salary $225,000 first year, $260,000 second year and $300.000 for the third year.)

     Issuance of 1,000,000 shares of the Company's common stock which was to be held in escrow for one year.

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4. Employment Contracts (Continued)

     Warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.08 per share and to vest at annual anniversary dates of the agreement.

     In September 2003, this individual resigned his employment with the Company. This individual has made claims to the 1,000,000 shares of the stock to have been issued under the agreement, but to date has not pursued this matter legally. Additionally, because of the difference of opinion between the Company and the employee, there could arise legal action against the Company by the employee. Management is of the opinion that all unpaid salary has been accrued and no further compensation needs to be accrued.

     On July 1, 2003, the Company entered into an employment agreement with an individual who was to be the Company's Vice President and Chief Marketing Officer. This agreement called for:

     Salary, bonus and benefits. (Salary $175,000 first year, $200,000 second year and $230.000 for the third year.)

     Issuance of 1,350,000 stock options to acquire Company stock.

     In September 2003, this individual resigned his employment with the Company. Due to the difference of opinion between the employee and the Company, there could arise legal actions against the Company by the employee. Management is of the opinion that all unpaid salary and related costs have been accrued and no further compensation needs to be accrued.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Satellite Enterprises Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended June 30, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.

The Company's auditors in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended June 30, 2003 have issued a going concern opinion. The Company's auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit that raises substantial doubt about our Company's ability to continue as a going concern. Additionally even if the Company does raise sufficient capital, acquire additional companies or generate revenues, there can be no assurances that the net proceeds or the revenues will be sufficient to enable it to develop the business to a level where it will generate profits and cash flows from operations.

The Company is in the development stage and to date, has not generated any revenues from operation. The Company intends to fund its operations and other capital needs for the next 12 months substantially from proceeds from additional private or public offerings of equity and/or from debt financing, but there can be no assurance that such funds will be sufficient for these purposes. In addition, there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

Overview:

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

THE BUSINESS OF THE COMPANY - AS OF SEPTEMBER 30, 2003

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

                           PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGSS

None


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM  5.  OTHER INFORMATION

None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K - 8-K filed September 30, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SATELLITE ENTERPRISE CORP.
                                               --------------------------------
                                                       (Registrant)


Date:  December 17, 2003                    By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  December 17, 2003                    By:  /s/ NEILS REIJERS
                                               --------------------------------
                                               Neils Reijers
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)