Form 10QSB/A
period 2003-09-30
SATELLITE ENTERPRISES CORP
filed 2003-12-22
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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


                                                  SATELLITE ENTERPRISE CORP.
                                               --------------------------------
                                                       (Registrant)



Date:  December 21, 2003                    By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  December 21, 2003                    By:  /s/ NEILS REIJERS
                                               --------------------------------
                                               Neils Reijers
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)