Form 10KSB
period 2003-12-31
SATELLITE ENTERPRISES CORP
filed 2004-04-19
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003
                                          ------------------

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-26607
                                               ----------

                           SATELLITE ENTERPRISES CORP.
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                                88-0390828
--------------------------------                              ---------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                          205 Church Street, Suite 340
                               New Haven, CT 06510
                           --------------------------
                    (Address of principal executive offices)

                                 (203) 672-5912
                                 --------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                    Title of each class Name of each exchange
                               on which registered

                                      None.
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.001 par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were:   $0.00
                                                       ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On April 19, 2004, the Issuer had 200,425,110 issued, and outstanding shares of its $.001 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $103,258,000 at the closing quotation for the Registrant's common stock of $1.35 as of April 19, 2004.

Transitional Small Business Disclosure Format Used (check one):
Yes [ ]  No [X]

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

Item 1.    Description of Business.........................................   1

Item 2.    Description of Property.........................................  12

Item 3.    Legal Proceedings...............................................  12

Item 4.    Submission of Matters to a Vote of Security Holders.............  13

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  13

Item 6.    Management's Discussion and Analysis or Plan of Operation.......  15

Item 7.    Financial Statements and Supplementary Data.....................  16

Item 8.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure...........................  36

PART III

Item 9.    Directors and Executive Officers................................  37

Item 10.   Executive Compensation..........................................  38

Item 11.   Security Ownership of Certain Beneficial Owners and Management..  39

Item 12.   Certain Relationships and Related Transactions..................  40

Item 13.   Exhibits and Reports on Form 8-K................................  41

           Signatures......................................................  42

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

     On June 20, 2003, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper Kiosks (hereinafter "KiOSK)and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering And technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of

Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

     In October 2003, Satellite Newspapers took a different direction. Satellite Newspapers sold their patents, software and trademarks to Media Finance en Suisse GMBH, a Swiss corporation (hereinafter "Media Finance"). Thereafter, Media Finance set up an operating subsidiary, Satellite Newspapers Suisse GMBH, a Swiss corporation (hereinafter "Satellite Swiss"). Media Finance granted Satellite Swiss a twenty year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

     In November 2003, Satellite Swiss entered into a sub-master license agreement for its content for a licensing fee in January 2004 for Australia and in February 2004 for Asia and is currently negotiating the rights for the European markets. In addition, Satellite Swiss entered into an agreement with Eurostar Satellite Receiving Systems to outsource its delivery and transmission of Satellite content worldwide and development. At the same time, the Company closed its United States operations located in Boca Raton, Florida.

     On November 26, 2003, the Company, desiring to acquire the world rights, approved a Stock Purchase Option Agreement with Media Finance to acquire Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004.

     On December 1, 2003, the Company entered into a consulting agreement with GCH Capital, Ltd to provide assistance relating to business acquisition and general business strategies. Under the terms of the Agreement, the Company is to issue 1,667,000 shares of the Company's common stock to be held in escrow by GCH Capital, Ltd at a price of $0.20 per share to be paid in services. None of these shares were issued as of December 31, 2003. There is also a monthly consulting fee of $10,000 per month for 24 months payable from the above shares. The Company has the right to purchase up to 1,000,000 shares of the common stock held in escrow per share provided that such purchase right shall expire as to 50,000 shares on the first day of each month, beginning December 1, 2003.

     On December 19, 2003, as part of the Company's desire to obtain Satellite Swiss, Roy Picenni, founder of Satellite Newspapers and whose family owns 100% of Media Finance was elected the Company's chairman of the board and as its president.

     On February 15, 2004, the Company exercised it option to acquire Satellite Swiss and the 42,000,000 were released from escrow and 40,500,000 were issued to Media Finance and 1,500,000 to Alternative Energy Capital Inc. as consultants in the transaction. As a result, a change of control of the Company took place. Prior to the exercise of the option, the Company had 20,012,312 shares outstanding. After exercise of the option, the Company had 52,012,321 shares outstanding.

     Satellite Swiss consists of two subsidiaries, Satellite Newspapers Content BV a Dutch corporation that negotiates agreements with newspapers throughout the world for the rights to distribute their content and Satellite Newspapers Trading BV which has the production rights to produce and sell the KiOSKs.

     On March 11, 2004 the Company amended its Articles of Incorporation whereby the authorized number of shares of common stock were increased from 200,000,000 to 500,000,000 and thereafter declared a 3-for-1 stock split effective in the form of a 200 per cent stock dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004 thereby increasing its issued shares as of that date to 197,887,545.

II. THE BUSINESS OF THE COMPANY - AS OF DECEMBER 31, 2003

     On June 20, 2003, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers. Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers had developed the technology, owned the patents, engineering and technical design. These Rights included the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

     The Company attempted to engage in the business of managing and marketing its newspaper KiOSK product and content distribution technology for the Americas region and other territories, which it acquired in a Rights Agreement from Satellite Newspapers on June 20, 2003. To that extent, the Company opened an office in Boca Raton, Florida which it subsequently closed as of November 2003. As of the end of the fiscal year, the Company was looking for a strategic partner to sublease its rights to the Americas and at the same time to acquire the world rights, from Media Finance by acquiring Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004. As of the end of the fiscal year, the Company did not exercise said option. The Option was exercised on February 15, 2004.

1. PRIOR HISTORY OF SATELLITE

     Satellite Enterprises Corp. (formerly GreenVolt Power Corp.) (the "Company") was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct mail and word of mouth advertising.

     On July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation ("GreenVolt") in a stock for stock exchange. GreenVolt was in the process of developing fuel cell technologies for commercial and industrial use. In connection with this t ed of its retail jewelry business in September 2000, by transfer of all jewelry assets and liabilities to Larry Beck, a former director of the ransaction, management of the Company changed, and the Company dispos company. In connection with such transaction, the Company changed its name from Beck & Co., Inc. to GreenVolt Power Corp.

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

     On June 20, 2003, the Company entered into a Rights Agreement with Satellite Newspapers. Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite
Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also included the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

     The Company attempted to engage in the business of managing and marketing its newspaper KiOSK product and content distribution technology for the Americas region and other territories, which it acquired in a Rights Agreement from Satellite Newspapers on June 20, 2003. To that extent, the Company opened an office in Boca Raton, Florida which it subsequently closed as of November 2003.

As of the end of the fiscal year, the Company was looking for a strategic partner to sublease its rights to the Americas and at the same time to acquire the world rights, from Media Finance by acquiring Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004. As of the end of the fiscal year, the Company did not exercise said option. The Option was exercised on February 15, 2004.

2. THE BUSINESS AND ITS OBJECTIVES

     As of the end of the fiscal year ended December 31, 2003, the Company is the exclusive holder of Satellite Newspapers operating rights for the territory of the Americas. These rights have been granted by their owner, Satellite Newspapers. Satellite Newspapers has developed and operates a series of automated digital KiOSKS able to deliver print-on-demand copies of any of its 100+ syndicated international newspaper titles.

     Satellite Newspapers Americas Inc., is an independent U.S. based company and wholly owned subsidiary of the Company, incorporated in July 2003 (hereinafter "Satellite Americas"). Satellite Americas in 2003 opened an office in Boca Raton, Florida. This subsidiary was set up to be the sole operating structure for all sales and marketing activities for the Company in its geographical areas. In November 2003, the Company closed its Boca Raton, Florida operations and thereby ceased to sell or market its activities in its geographical area. As of the end of the fiscal year, the Company was looking for a strategic partner to sublease its rights to the Americas.

     As of the end of the fiscal year, the Company negotiated an Agreement to acquire the world rights, from Media Finance by acquiring Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004. As of the end of the fiscal year, the Company did not exercise said option. The Option was exercised on February 15, 2004.

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

     o SALES OF MASTER SUB-LICENSES - we intend to set up master sub-licensing agreements worldwide with strategic partners whereby they sell and sep the KiOSK distribution system within their territory on a revenue sharing basis.

ACQUIRED BASE BUSINESS OPERATION

     The Company has acquired an exclusive license for Satellite Newspapers products in the Americas and as of December 31, 2003 negotiated an Agreement to acquire the world rights, from Media Finance by acquiring Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004. As of the end of the fiscal year, the Company did not exercise said option. The Option was exercised on February 15, 2004.

COMPANY OBJECTIVES

     The Company is focused at the business development and promotion of the Satellite Newspapers KiOSK digital KiOSK remote newspaper concept by utilizing sub-master licensing agreements with major regional strategic partners. Our primary objectives for the 2003-2007 time periods will be to establishment of sub-master licensing agreements with major regional strategic partners throughout the world.

OUR KEYS TO SUCCESS

The keys to Success for this business are:

     o Our top rate Leadership team.
     o Ongoing success of Media Finance (since Media Finance owns the Satellite Newspapers KiOSK digital KiOSK technology, manufacturing and provides through Eurostar the global satellite support network)
     o Timely development of our Regional Strategic Partners Network. o First to market advantage gained through targeted deployment plans. Establishing "Satellite Newspapers KiOSK" as the defacto term for remote newspaper printing KiOSKs.
     o Establishment of key Major Corporate accounts through our Regional Strategic Partners to drive volume deployments and brand awareness.
     o A steadfast focus on cost containment and in particular ongoing technological cost reduction initiatives.
     o Product quality and availability - DELIVERING QUALITY NEWSPAPER PRODUCTS WITH MINIMAL DISRUPTIONS AND DOWNTIME.
     o Excellent Regional Strategic Partner support providing continued and uninterrupted revenue streams, ensuring profitability and facilitating confident expansion opportunities.

3. SATELLITE'S NEWSPAPER KIOSK AND CONTENT DISTRIBUTION TECHNOLOGY.

PRODUCT DESCRIPTION

     The main objective of this business will be to enter into sub-master licensing agreements with major regional strategic partners who in turn will sell Satellite Newspapers digital KiOSKs to individual Dealers, Corporate and Major Accounts in the North and South American markets and with he execution of the Acquisition Agreement for the world rights from Media Finance, by acquiring Satellite Swiss, to serve the entire world.

Patents and Trademarks

     All patents and trademarks are held by Media Finance, the Rights include exclusive rights to their use in the Americas.

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

Rural Community Development

     In addition to the market potential created by the international traveler and multi-cultural urban dwellers, the rural market for low volume readership can now be addressed in a very efficient manner. The distribution costs to deliver newspapers to rural areas can now be dramatically decreased by using the Satellite Newspapers KiOSK digital distribution model. This print-on-demand model eliminates the waste associated with the typical newspaper model. Today newspapers are printed based on a demand ESTIMATE which many times results in either an under supply or over supply. When the over supply is not sold, they are disposed of, resulting in needless cost expense and environmental waste. In addition to delivery cost improvements, the rural market can now enjoy the benefits of flexible access to many domestic and international newspapers, otherwise either previously not accessible to them, or accessible only by subscription and mail delivery.

THE PUBLISHERS' MARKET

     The traditional media publishers divide their distribution of Daily newspapers into two main streams: Newsstands and deliveries. In most cases, these are operated by the publisher via local carriers or by dedicated distributors.

     Given a limited geographical range, this model allows a publication to reach its readership within a few hours of being printed. Practically speaking, a publication should be printed within less than a 500 miles radius to reach its readership on time and with cost efficiently. Today, the vast majority of daily publications is locally based and easily fit their readership within this operational radius.

     Satellite Enterprises Corp. intends to redefine these procedures for remote areas and traveling readers by offering publishers cost efficient alternatives to these issues.

     Satellite Enterprises Corp.'s two main products, the KiOSK and the license, give it the flexibility to deliver on a daily basis all of its current 100+ affiliate newspapers in all of its locations worldwide. This service is currently offered to the publisher at no cost, and will return a commission on sold issues.

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

5. OPERATING ASSETS

     The Company's primary assets as of December 31, 2003, are the newspapers KiOSK product and content distribution technology rights it acquired on June 20, 2003 under the Rights Agreement with Satellite Newspapers.

6. CORPORATE OPERATIONS AND MARKETING STRATEGY

OPERATIONS

     Our Company is the exclusive holder of the Satellite Newspapers product licenses for the Americas which it plans on sub-licensing out. As such it in is charge of selling, distributing and servicing these licensed products. The Company strategy is to pursue sub-license agreements with major regional strategic partners. Our primary objectives will be to establishment of sub-master licensing agreements with major regional strategic partners throughout the world.

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

8. EMPLOYEES

     As of December 31, 2003, the Company had no employees. As of June 27, 2003 though to September 1, 2003 the Company had two employees, Mr. Fred Devries and Mr. Renato Marianni both of whom resigned on September 1, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

     In the fiscal year ended December 31, 2003, the company had its corporate offices located at the office of its corporate Secretary and General Counsel Jerry Gruenbaum at 205 Church Street, Suite 340, New Haven, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

     The Company was sued in March 2004 in Pennsylvania for $11,700.00 for unsolicited telecommunication advertisement by a disgruntled individual who objecting to receiving unsolicited e-mail regarding investment in the Company. To the extent this individual received any such e-mail solicitation; it was not at any time approved by the Company. Since the Company has no operations in Pennsylvania, it does not feel it is economically viable to defend the lawsuit. With the exception to the above, management is not aware of any other current or contemplated litigation against the Company, as of April 15, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             A. MARKET INFORMATION.

     The Company's Common Stock traded over-the-counter on the NASD Bulletin Board under the symbol "BCKC" during the fourth quarter of its 1999/2000 fiscal year, and under the symbol "GVLT" from September 20, 2000 through September 15, 2002, and under the symbol "SENR" from September 15, 2002 to current. The closing sales price for the Company's shares as of April 14, 2004, was $1.37.

     Set forth below is the high and low bid information for the Company's Common Stock for the last nine quarters:

          Quarter Ended                       High          Low
          ----------------                    ----          ----
          March 31, 2004                      4.15          4.05
          December 31, 2003                   1.47          1.47
          September 30, 2003                  2.60          1.25
          June 30, 2003                       1.20          0.07
          March 31, 2003                      0.75          0.05
          December 31, 2002                   0.30          0.10
          September 30, 2002                  0.25          0.12
          June 30, 2002                       0.17          0.045
          March 31, 2002                      0.10          0.026


     The information above is based on closing prices reported for the Company's common stock on Nasdaq's over-the-counter bulletin board. Accordingly, this information consists of quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Shareholder Information

     At December 31, 2003, the Company had approximately 70 Shareholders of record and approximately 250 beneficial holders of its common stock.

Dividend Information

     The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

B. Sales of Unregistered Securities from inception through April 15, 2004.

     The Company sold the following shares of common stock in the three fiscal years ended December 31, 2003 (adjusted to reflect reverse stock splits and share issuances through April 15, 2004) without registration based on Section

4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.

 Date         Shares  Purchasers             Total Price          Exemption
---------  --------- -------------------- ---------------- ---------------------
04/05/04     169,300  Foreigners           $33,860(1)           Regulation S
---------  --------- -------------------- ---------------- ---------------------
03/03/04      67,791  Foreigners           $13,558(1)           Regulation S
---------  --------- -------------------- ---------------- ---------------------
03/02/04     562,144  Foreigners          $112,429(1)           Regulation S
---------  --------- -------------------- ---------------- ---------------------
02/15/04     215,920  Foreigners           $43,184(1)           Regulation S
---------  --------- -------------------- ---------------- ---------------------
02/09/04   1,348,321  Foreigners          $269,664(1)           Regulation S
---------  ---------  ------------------- ---------------- ---------------------
12/19/03     388,050  Foreigners           $77,610(1)           Regulation S
---------  ---------  ------------------- ---------------- ---------------------
11/20/03   1,000,000  Foreigners          $200,000(2)           Regulation S
---------  ---------  ------------------- ---------------- ---------------------
11/01/03   1,000,000  Consultant           $10,000(3)           Section 4(2)
---------  ---------  ------------------- ---------------- ---------------------
09/01/03       2,000  Consultant           $33,369(3)           Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
03/02/03      35,000  Consultant           $175,000(4)(6)       Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
07/02/02       5,000  Consultant           $85,000(4)           Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
06/03/02   1,000,000 Satellite Newspapers  $10,000(7)           Section 4(2)
                  Worldwide NV
---------  --------- -------------------- ---------------- ---------------------
06/03/02  17,000,000 Accredited Investors  $261,800(4)          Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
06/03/02    662,500  Accredited Investor   $9,937.50(4)         Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
06/03/02    662,500  Accredited Investor   $9,937.50(4)         Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
06/03/02     75,000  Consultant            $1,125(4)            Section 4(2)
---------  --------- -------------------- ---------------- ---------------------
(1)  Company  paid a 10%  commission  to Bel Air Group,  Inc. as finders fee.
(2) Company sold Livingston Investments, Ltd., a British Virgin Island Company 1,000,000 at $0.20 per share. $50,000 was paid in 2004 and the balance has not been paid to dater.
(3) Company paid $10,000 consulting fee GCH Capital, Ltd. who in turn paid it back to the Company in return for 1,000,000 shares

(4) These shares were issued in consideration of services rendered to the Company and/or reimbursement of expenses or other indebtedness owed by the Company.
(5) The offering price was paid in the form of the exchange and transfer to the Company of 100% of the outstanding Capital Stock of GreenVolt Corp.
(6) The Company issued these shares under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, however, the certificates representing these shares were issued without legend in error. The shareholder has been notified by the Company that the shares may only be sold in compliance with Rule 144 or any other exemption from the registration requirements of the Securities Act.
(7) The Company issued these shares as payment and in exchange for the transfer of certain Rights to the Satellite Newspapers KiOSK product and content distribution technology.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

     Six Months Ended December 31, 2003 (audited) and for the Period April 14, 1998 (Inception) to December 31, 2003. All dollar amounts are in US Dollars.

     The Company had revenues of $0.00 for the Six Months Ended December 31, 2003 and $0.00 and for the Period April 14, 1998 (Inception) to December 31, 2003.

     The Company incurred operating expenses of approximately $455,288 for the Six Months Ended December 31, 2003 and approximately $538,915 for the Period April 14, 1998 (Inception) to December 31, 2003. The operating expenses for the Six Months Ended December 31, 2003 resulted primarily from general corporate administration, legal and professional expenses, consulting fees, accounting and auditing costs and for stock based compensation.

     As a result of the foregoing factors, the Company realized a net loss of $455,288 for the Six Months Ended December 31, 2003, compared to a net loss of $1,760,559 for the Period April 14, 1998 (Inception) to December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

     At December 31, 2003, the Company had a working capital deficit of $127,472, as a result our auditors have raised in their current audit report a substantial doubt about our ability to continue as a going concern.

     The Company will be unable to continue as a going concern in the event it is not able to raise capital in order to develop and implement its business plan and continue operations. Until such time as sufficient capital is raised, the Company intends to limit expenditures for capital assets and other expense categories.

     During the six months ended December 31, 2003, The Company attempted to engage in the business of managing and marketing its newspaper KiOSK product and content distribution technology for the Americas region and other territories, which it acquired in a Rights Agreement from Satellite Newspapers on June 20, 2003. To that extent, the Company opened an office in Boca Raton, Florida which it subsequently closed as of November 2003. As of the end of the fiscal year, the Company was looking for a strategic partner to sublease its rights to the Americas and at the same time to acquire the world rights, from Media Finance by acquiring Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 12, 2004. As of the end of the fiscal year, the Company did not exercise said option. The Option was exercised on February 12, 2004.

     No Assurance of Financial Viability of Satellite Swiss. We depend on the financial viability of Satellite Swiss for our content and satellite transmission. Satellite Swiss has limited revenues to date. Our business would be materially harmed if Satellite Swiss is unable to continue to provide the Company with its content, satellite transmission and technical support.

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

ITEM 7. FINANCIAL STATEMENTS

     Following are the audited financial statements of Satellite Enterprises Corp. (A Development Stage Company) and its subsidiary for the year ended December 31, 2003.

                           SATELLITE ENTERPRISES CORP.
                          (A Development Stage Company)

                          AUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

CONTENTS
--------------------------------------------------------------------------------

Independent Auditors' Report                                         Page    F 1

Consolidated Balance Sheet                                                   F 2

Consolidated Statement of Stockholders' Equity                               F 3

Consolidated Statement of Operations                                         F 7

Consolidated Statement of Cash Flows                                         F 8

Notes to Consolidated Financial Statements                                   F 9

                              MEYLER & COMPANY, LLC
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

                          Independent Auditors' Report

To the Board of Directors
Satellite Enterprises Corp.
New Haven, CT

We have audited the accompanying consolidated balance sheet of Satellite Enterprises Corp. and subsidiary (a Development Stage Company) as of December 31, 2003 and the related consolidated statement of operations, stockholders' equity deficit, and cash flows for the six months ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statement of stockholders' equity (Deficit) and the related consolidated statements of operations and consolidated cash flows for the period April 4, 1998 (Inception) to June 30, 2003 were audited by Callahan, Johnston & Associates, LLC whose auditors' report dated October 21, 2003 indicated that the Company's significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Satellite Enterprises Corp. and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the six months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company incurred a net loss of $455,288 for the six months ended December 31, 2003, has a negative working capital of $127,472 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                          Meyler & Company, LLC



Middletown, NJ
April 11, 2004

                                       F1

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2003

OTHER ASSETS
   Deposits                                                          $      236
   Technology rights                                                     15,458
                                                                     ----------
                                                                      $   15,694
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                    $    3,442
   Accounts payable and accrued expenses                                 93,202
   Due to affiliated company                                             30,828
                                                                     ----------

         Total Current Liabilities                                      127,472

STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.001 authorized
     5,000,000 shares, none issued and outstanding
   Common stock authorized 200,000,000
      shares; par value $0.001; issued
      and outstanding 22,105,450 shares
      at December 31, 2003                                               22,105
   Additional paid-in capital                                         1,806,676
   Stock subscription receivable                                       (180,000)
   Deficit accumulated during Development Stage                      (1,760,559)

         Total Stockholders' Deficit                                   (111,778)
                                                                     -----------
                                                                      $   15,694
                                                                     ==========


                 See accompanying notes to financial statements.

                                       F2

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY  (DEFICIT) For the
          Period April 4, 1998 (Inception) to December 31, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                     Common Stock          Additional                       Other        During the    Stockholders'
                                  -------------------       Paid In       Subscription   Comprehensive   Development      Equity
                                  Shares       Amount       Capital        Receivable    Income (Loss)      Stage        (Deficit)
                                  --------------------------------------------------------------------------------------------------
Issuance of common stock
  for services at $.46 per
  share                          100,000       $  100      $  45,850       $(37,200)                                   $   8,750

Issuance of common stock
  for cash at $.01 per share      50,000           50            450                                                         500
Issuance of common stock
  for cash at $.010 per share        700            1          6,999                                                       7,000
Net loss from inception on
  April 14, 1998 through
  June 30, 1999                                                                                            $(8,332)       (8,332)
                                 ------------------------------------------------------------------------------------------------
Balance, June 30, 1998           150,700          151         53,299        (37,200)                        (8,332)        7,918

Issuance of common stock
  for cash at $.10 per share       1,475            1         14,749                                                      14,750
Receipt of stock sub-
  scription                                                                  37,200                                       37,200
Net loss for the year ended
  June 30, 1999                                                                                            (51,332)      (51,332)
                                 ------------------------------------------------------------------------------------------------
Balance, June 30, 1999           152,175          152         68,048                                       (59,664)        8,536

Cancellations of common
  stock                          (96,000)         (96)            96



                 See accompanying notes to financial statements.

                                       F3

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) For the Period April 4, 1998 (Inception) to December 31, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                     Common Stock          Additional                       Other        During the    Stockholders'
                                  -------------------       Paid In       Subscription   Comprehensive   Development      Equity
                                  Shares       Amount       Capital        Receivable    Income (Loss)      Stage        (Deficit)
                                  --------------------------------------------------------------------------------------------------
Issuance of common stock
  in exchange for common
  stock of Greenvolt Corp.
  and services                   124,352          125        455,249                         (414)          57,204       512,164
Issuance of common stock
  for services                     6,000            6            594                                                         600
Foreign currency translation
  adjustment                                                                                  176                            176
Net loss for the year ended
  June 30, 2000                                                                                           (564,625)     (564,625)
                                 ------------------------------------------------------------------------------------------------
Balance June 30, 2000            186,527          187        523,987                         (238)        (567,085)      (43,149)

Issuance of common stock
  for services                        50                       5,000                                                       5,000
Foreign currency translation
  adjustment                                                                                1,327                          1,327
Net loss for the year ended
  June 30, 2001, as restated                                                                              (434,006)     (434,006)
                                 ------------------------------------------------------------------------------------------------
Balance, June 30, 2001 as
  restated                       186,577          187        528,987                        1,089       (1,001,091)     (470,828)
Issuance of common stock
  for services                    38,600           39        245,425                                                     245,464
Foreign currency transaction
  adjustment                                                                                   63                             63


                 See accompanying notes to financial statements.

                                       F4

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) For the Period April 4, 1998 (Inception) to December 31, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                     Common Stock          Additional                       Other        During the    Stockholders'
                                  -------------------       Paid In       Subscription   Comprehensive   Development      Equity
                                  Shares       Amount       Capital        Receivable    Income (Loss)      Stage        (Deficit)
                                  --------------------------------------------------------------------------------------------------
Net loss for year ended
June 30, 2002                                                                                             (404,269)     (404,269)
                                 ------------------------------------------------------------------------------------------------
Balance, June 30, 2002             225,177        225        774,413                        1,152       (1,405,360)     (629,570)
Issuance of common stock
  as part of settlement agree-
  ment at $3.96                     33,375         34        133,466                                                     133,500
Rounding -reverse stock
  split                                448
Issuance of common stock
  as part of settlement agree-
  ment at $1.00                      5,000          5          4,950                                                       4,955
Contributed services                                          29,300                                                      29,300
Equity contribution to meet
  operating needs                                             72,341                                                      72,341
Issuance of common stock
  as part of debenture settle-
  ment at $.015                 18,400,000     18,400        266,032                                                     284,432
Issuance of common stock
  to acquire technology rights
  at $.015                       1,000,000      1,000         14,458                                                      15,458
Foreign currency transaction
  adjustment                                                                               (1,152)                        (1,152)


                 See accompanying notes to financial statements.

                                       F5

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED  STATEMENT OF STOCKHOLDERS'  EQUITY  (CONTINUED) For the
          Period April 4, 1998 (Inception) to December 31, 2003


                                                                                                           Deficit
                                                                                                         Accumulated
                                     Common Stock          Additional                       Other        During the    Stockholders'
                                  -------------------       Paid In       Subscription   Comprehensive   Development      Equity
                                  Shares       Amount       Capital        Receivable    Income (Loss)      Stage        (Deficit)
                                  --------------------------------------------------------------------------------------------------
Net income for year ended
  June 30, 2003                                                                                            100,089       100,089
Balance, June 30, 2003          19,664,000     19,664      1,294,960                                    (1,305,271)        9,353
Sale of common stock
  under private placement
  @ $0.20, net of commis-
  sions                            441,450        441         79,024                                                      79,465
Exercise of common stock
  warrant @ $0.20, net of
  commissions                    1,000,000      1,000        179,000       (180,000)
Issuance of 1,000,000
  shares to investment
  bankers @ $0.01 per
  share                          1,000,000      1,000          9,000                                                      10,000
Stock based compensation                                     244,692                                                     244,692
Net loss for six months
  ended December 31, 2003                                                                                 (455,288)     (455,288)
                               --------------------------------------------------------------------------------------------------

                               $22,105,450    $22,105     $1,806,676      $(180,000)                   $(1,760,559)   $ (111,778)
                               ==================================================================================================


                 See accompanying notes to financial statements.

                                       F6

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Period
                                                    For the Six   April 14, 1998
                                                    Months Ended  (Inception) to
                                                    December 31,    December 31,
                                                    ------------  --------------
                                                       2003             2003
                                                       ----             ----
OPERATING EXPENSES
   Administrative expenses                          $  210,596      $   293,971
   Stock based compensation                            244,692          244,692
   Interest expense                                                         252
                                                    ----------      -----------

     Loss from Continuing Operations                  (455,288)        (538,915)

NON-OPERATING INCOME (EXPENSE)
   Debt forgiveness                                                     182,564
   Income (loss) from operations of discontinued
     operations                                                      (1,424,459)
   Gain on disposal of discontinued operations                           20,251
                                                    ----------      -----------

NON-OPERATING INCOME (LOSS)                                          (1,221,644)

NET LOSS                                                             (1,760,559)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment                                1,152
   Reclassification adjustment                                           (1,152)
                                                    ----------      -----------

COMPREHENSIVE LOSS                                  $ (455,288)     $(1,760,559)
                                                    ===========     ============

BASIC EARNINGS(LOSS) PER SHARE (POST SPLIT)         $    (0.01)     $     (0.30)
                                                    ===========     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (POST SPLIT)                   59,797,182        5,932,941
                                                    ==========      ===========


                 See accompanying notes to financial statements.

                                       F7

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            For the Period
                                                           For the Six      April 14, 1998
                                                           Months Ended     (Inception) to
                                                           December 31,      December 31
                                                           ------------     --------------
                                                              2003              2003
                                                              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $(455,288)      $(1,760,559)
   Adjustments to reconcile net income (loss)
     to cash flows from operating activities:
       Debt forgiveness                                                       (182,564)
       Stock based compensation                              244,692           244,692
       Gain on disposal of discontinued operations                             (20,251)
       Common stock issued for services                                        752,388
       Debt forgiveness                                                         29,300
       Net assets of discontinued operations                                      (750)
       Net liabilities of discontinued operations                              133,500
       Accounts payable and accrued expenses                  87,097           298,472
                                                           ---------       -----------

         NET CASH FLOWS USED IN
           OPERATING  ACTIVITIES                            (123,499)         (505,772)

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits                                                     (236)             (236)
                                                           ----------      ------------

         NET CASH FLOWS USED IN
            INVESTING ACTIVITIES                                (236)             (236)

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related party                                                  72,341
   Advances from affiliated company                           30,828            33,328
   Sale of common stock                                       89,465           396,897
                                                           ---------       -----------
       NET CASH FLOWS FROM FINANCING
         ACTIVITIES                                          120,293           502,566
                                                           ---------       -----------
DECREASE IN CASH                                              (3,442)           (3,442)
CASH BALANCE, BEGINNING OF PERIOD
                                                           ---------       -----------

CASH BALANCE, END OF PERIOD                                $  (3,442)      $    (3,442)
                                                           =========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Issuance of 5,000 shares of common stock to settle liabilities 5,000 Issuance of  18,400  shares to  settle  $284,432  in  convertible  debentures  284,432
   Issuance of 1,000,000 shares for technology rights 15,000


                 See accompanying notes to financial statements.

                                       F8

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business
           ------------------

          Satellite Enterprises Corp. (f/k/a GreenVolt Power Corp. [f/k/a Beck & Co.]) The "Company" was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. These jewelry operations were discontinued in July 2000 and disposed of on September 24, 2000 through a transfer to the Company's founder. The gain on disposal of the jewelry operation represented the excess of liabilities transferred over the assets transferred.

          On July 29, 2000, the Company acquired all of the outstanding shares of GreenVolt Corp. (GreenVolt"), a Canadian corporation, in a stock for stock exchange accounted for as a pooling of interests. GreenVolt was a development stage company, and was in the process of developing fuel cell technologies for commercial and industrial uses. Pursuant to the terms of the merger agreement, the Company acquired all of the outstanding common stock of GreenVolt and issued 12,435,250 shares of its common stock to the shareholders of GreenVolt, making GreenVolt a wholly-owned subsidiary of the Company. Also as part of the agreement, the Company's old shareholders gave back and canceled for no consideration, 9,600,000 shares of the Company's outstanding common stock owned by them. The Company's old shareholders continued to hold 5,617,500 shares. Additionally, the company's old shareholders forgave all advances or loans made to the Company except for $15,000. The Company also issued 600,000 shares to an investment banker. On September 12, 2000, the Company changed its name to GreenVolt Power
          Corp. and changed its fiscal year end from March 31 to June 30 to coincide with the fiscal year end of GreenVolt.

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

          On June 20, 2003, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under this Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite Newspaper content distribution technology which Satellite Newspapers has developed and owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in the territory.


                                       F9

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Change of Year End
          ------------------

          In December 2003, the Company elected to change its accounting year end from June 30 to December 31.

          Foreign Currency Translation
          ----------------------------

          In 2002, the Company used the Canadian dollar as their functional currency. Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income (loss), a separate component of stockholders' equity (deficit). In 2003, the Company commenced using the United States dollar as their functional currency.

          Cash Equivalents
          ----------------

          For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2003 and 2002.

          Use of Estimates
          ----------------

          The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Net Loss Per Common Share
          -------------------------

          The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

          Consolidated Financial Statements
          ---------------------------------

          The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

          Comprehensive Income (Loss)
          ---------------------------

          SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign

                                       F10

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Comprehensive Income (Continued)
          --------------------

          currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit.)

          Stock-Based Compensation
          ------------------------

          SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

          Business Combinations and Goodwill
          ----------------------------------

          In July 2001, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

          In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting

                                       F11

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Business Combinations and Goodwill (Continued)
          ----------------------------------------------

          for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

NOTE B -  GOING CONCERN

          As shown in the accompanying financial statements, the Company had net operating losses of $455,288 for the six months ended December 31, 2003 and is considered a company in the development stage. The Company also had negative working capital of $127,472. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -  TECHNOLOGY RIGHTS

          On June 20, 2003, the Company into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under this Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper KiOSKs and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology and owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in the territory.

          The Company issued 1,000,000 shares of its common stock to Satellite Newspapers for these Rights. The Company valued these shares of common stock at $.015 per share which represented the fair value of the Company's common stock at that date based on its negotiated settlement of the

                                       F12

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE C -  TECHNOLOGY RIGHTS (CONTINUED)

          convertible debentures. Satellite Newspapers costs of developing these rights exceeds this fair value.

NOTE D -  RELATED PARTY TRANSACTIONS

          A company in the Netherlands whose majority shareholders are major shareholders of the Company, have advanced funds to the Company. At December 31, 2003, the net advances amounted to $30,828.

NOTE E -  INCOME TAXES

          The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2003, these differences resulted in a deferred tax asset of approximately $250,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2003.

          The  Company's  net  operating   loss  carry   forwards   amounted  to
          approximately $679,000 at December 31, 2003 which will expire by 2018.

NOTE F -  STOCKHOLDERS' DEFICIT

          Private Placement Offering
          --------------------------

          The Company, in November 2003, entered into a private placement agreement with Hyde Investments, LTD., a British Virgin Islands Corporation, and Livingston Investments, LTD, a British Virgin Islands Corporation, whereby these entities would purchase 5,000,000 shares of the company's common stock at $0.18 per share net of 10% commission with the right to purchase and sell an additional 5,000,000 shares once $1,000.000 has been paid to the Company. The intent of the agreement is for the Company to receive approximately $200,000 per month from the sale of its common stock. Through December 31, 2003, the Company received $79,465 in net proceeds from the sale of 441,450 shares of its common stock.

          In connection with the private placement offering, a warrant was issued to GCH Capital, LTD for 1,000,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrant is fully vested and exercisable as at the date of the agreement, November 26, 2003.

          Further, GCH Capital, LTD received an additional warrant for 1,000,000 shares of the company's common stock as part of a consulting agreement dated December 31, 2003. The exercise price of the warrant is $0.20 per share, and is fully vested and exercisable at the date of the agreement.


                                       F13

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE F -  STOCKHOLDERS' DEFICIT (CONTINUED)

          Consulting Agreement
          --------------------

          On December 1, 2003, the Company entered into a consulting agreement with GCH Capital, LTD to provide assistance relating to business acquisition and general business strategies. Under the terms of the agreement, the Company is to issue 1,200,000 shares of the Company's common stock to be held in escrow by GCH Capital, LTD at a price of $0.20 per share. None of these shares were issued as of December 31, 2003. There is also a monthly consulting fee of $10,000 per month for 24 months. The Company has the right to purchase up to 1,000,000 shares of the common stock held in escrow at $0.20 per share provided that such purchase right shall expire as to 50,000 shares on the first day of each month, beginning December 1, 2003.

          Stock Option Agreement
          ----------------------

          On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance en Suisse GMBH, a Swiss Corporation (hereinafter "Media Finance") which has a twenty year exclusive license to distribute all satellite device content. This company is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement will allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBA, a Swiss corporation. The exercise of this option agreement would give the Company worldwide rights to market and distribute its products.

          Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Suisse consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company. The option is for a period of one year from the date of execution, unless terminated earlier, but cannot be exercised prior to February 15, 2004.

          Stock Options
          -------------

          Effective December 1, 2003, the Company granted options to purchase 8,103,000 shares of the company's common stock to consultants with an exercise price of $0.20 per share. These options vest immediately and expire five years from issuance date. The options issued to consultants had a fair value of $244,692 calculated using the Black-Scholes options pricing model. The compensation associated with these options was expensed during the six months ended December 31, 2003.

          Transactions involving options are summarized as follows:

          Balance - July 1, 2003
          Options granted December 1, 2003           8,103,000             $0.20
                                                     ---------             -----

          Balance December 31, 2003                  8,103,000             $0.20
                                                     =========             =====

                                       F14

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE F -  STOCKHOLDERS' DEFICIT (CONTINUED)

          Stock Options(Continued)
          ------------------------

          Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001.

          Assumptions
          -----------

          Risk-free rate                                                   3.46%
          Dividend yield                                                     N/A
          Volatility factor of the expected market price of the
            Company's common stock                                          .10%
          Average
          life
          1 year
          Interest rate                                                    3.46%

          For purposes of pro forma disclosures, the estimated fair value of the options has been expensed in the current period. Accordingly, there is no difference between actual and pro forma results during the six months ended December 31, 2003.

          The following table summarizes information concerning stock options outstanding at December 31, 2003.

                                                       Remaining
           Exercise Price    Number Outstanding    Contractual Life    Number Exercisable
           --------------    ------------------    ----------------    ------------------
                $0.20            8,103,000            5 years              8,103,000

          Stock Warrants
          --------------

          The Company has issued stock warrants as part of the general release and settlement agreement entered into with respect to previous convertible debentures. These warrants are to purchase an aggregate of 450,000 shares of the Company's common stock at $1.00 through June 2006. The warrants are fully vested and are 100% exercisable.

          Reserve Shares
          --------------

          At December 31, 2003, the Company  reserved  63,311,550  shares of its
          common  stock  under  existing   agreements  for  private  placements,
          options, warrant agreements and consulting arrangements.

NOTE G -  COMMITMENTS AND CONTINGENCIES

          The Company has employment contracts with two former employees who resigned from the Company. Each contract involved salaries, stock options and stock warrants. The former employees are asserting claims for salary settlements and company stock. No legal actions have commenced

                                       F15

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


NOTE G -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          although there is no assurance that such actions will not occur. The Company is of the opinion that all unpaid salaries have been accrued.

          On August 27, 2002, the Company transferred its GreenVolt Corp. subsidiary and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. As part of this agreement, the liabilities of GreenVolt Corp. transferred with the subsidiary. It is possible that creditors of GreenVolt Corp. could look to the Company for payment of balances owed them. The Company and its legal counsel believe that these liabilities remain with GreenVolt Corp. and that the Company has no further obligation. To date no creditors of GreenVolt Corp. have contacted the Company for settlement of liabilities of GreenVolt Corp.

          Legal proceedings have been entered against the Company in the State of Pennsylvania for violation of the Pennsylvania Unsolicited Telecommunication Advertisement Act which will result in a default judgment of $11,700 against the Company.

          NOTE H - SUBSEQUENT EVENTS

          Acquisition of Satellite Newspapers, Suisse GMBA
          ------------------------------------------------

          The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of satellite Newspapers Suisse GMBA. The agreement provides for the purchase of 100% of Satellite Suisse. The acquisition is being accounted for as a purchase under the requirements prescribed by Financial Accounting Standard Board ("SFAS") No. 141.

          Based upon unaudited financial data at December 31, 2003, the allocation of the purchase price will be as follows:

          Value of 42,000,000 shares @ $0.05 per share               $2,100,000
                                                                     ==========

          Fair value of net assets allocated as follows:

          Cash                                                       $   41,290
          Other current assets                                          256,931
          Inventory                                                     454,263
          Equipment                                                   1,842,731
          Liabilities assumed                                        (2,113,427)
          Goodwill                                                    1,618,212
                                                                     ----------
                  Total Purchase Value                               $2,100,000
                                                                     ==========

                                       F16

                   SATELLITE ENTERPRISES CORP. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


          NOTE H - SUBSEQUENT EVENTS (CONTINUED)

          Acquisition of Satellite Newspapers, Suisse GMBA (Continued)
          ------------------------------------------------

          Pro forma unaudited condensed consolidated results of operations for the year ended December 31, 2003 as if the purchase of Satellite Suisse had occurred at January 1, 2003 is as follows:

          Revenues                                                     $103,866
          Operating expenses                                            736,807
                                                                       --------

          Net loss                                                     $632,941
                                                                       ========

          Net loss per common share
            basic and diluted                                            $(0.01)
                                                                         =======

          Weighted average common
            share outstanding (post-split)                           59,797,182
                                                                     ==========

          Increase in Authorized Shares
          -----------------------------

          On March 11, 2004, the Directors and Shareholders of Satellite Enterprises Corp. approved an increase in the authorized number of shares of common stock from 200,000,000 to 500,000,000 and declared a 3-for-1stock split effective in the form of a 200% dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004. All per share figures in this report are pre-split except, earnings per share calculations.

          Subsequent Stock Sales Under Private Placement Offering
          -------------------------------------------------------

          Subsequent to December 31, 2003, the Company sold approximately 2.9 million shares of Company stock for approximately $580,000.



                                       F17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 22, 2003, Callahan, Johnston & Associates, LLC (hereinafter "Callahan") resigned as the principal accountant engaged to audit the financial statements of the Company. Callahan performed the audit of the Company's financial statements for the fiscal year ended June 31, 2003 and June 30, 2002. During the Company's two more recent fiscal years and the subsequent interim period preceding the date of their resignation, there were no disagreements with Callahan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Callaha's satisfaction would have caused Callahan to make reference to this subject matter of the disagreements in connection with Callahan's report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

     The audit reports of Callahan for the Company's fiscal year ended June 31, 2003 and June 31, 2002 did not contain an adverse opinion, a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In this connection, Callahan issued a going concern opinion in its audit report dated October 21, 2003 on the Company's financial statements for the years ended June 30, 2003 and June 30, 2002 included in the Form 10-KSB filed with the Securities and Exchange on October 22, 2003.

     Effective on November 25, 2003, the Company engaged Meyler & Company, LLC, our current Certified Public Accountants to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Meyler & Company, LLC with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

MR. ROY PICENI/PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Piceni has served as Chief Executive Office of the Company since December 19, 2003. Prior to joining the Company, Mr. Piceni was the founder of Satellite Newspapers Worldwide. He was credited with taking the Company to its present position including negotiating its various contracts with its content providers and distributors.

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

MR. STEVE MANNEN/DIRECTOR

Mr. Mannen has served as interim President and Chief Executive office from September 30, 2003 to December 19, 2003. Mr. Mannen has served as Chief Operating Officer of Satellite Newspapers from May 2001 to December 19, 2003. For 15 years prior to joining Satellite Newspapers, Mr. Mannen was founder And Chief Executive Officer of International Business Consultants, a Netherlands Consulting company, which focused on export management consulting. Mr. Mannen has a diploma from the NERG organization and several certifications from the PBNA School in electronic engineering in The Netherlands.

MR. JERRY GRUENBAUM/CORPORATE SECRETARY, GENERAL AND SECURITIES COUNSEL

Mr. Gruenbaum has been with the Company since June 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the States of Massachusetts and Connecticut where he maintains his practice, as a Principal in the firm of SEC Attorneys, LLC specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is a former President and a Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

MR. FRED DEVRIES

Mr. DeVries, was the President and a director of the Company from July 1, 2003 Through to September 30, 2003 He has been a senior level global executive with twenty-five years of experience in the Telecommunications industry with Nortel Networks. While at Nortel he held various senior positions in the Optical, Switching, Network Access, and Enterprise product organizations. His diverse multi cultural experience also includes regional expatriate assignments in Europe, Hong Kong and Mexico after his initial transfer from Canada to Nortel's Caribbean and Latin American (CALA) headquarters in Sunrise, Florida. Mr. DeVries is a graduate of the Queen's University in Canada where he majored in Business and Economics. He also has a post graduate degree in Certified Management (CMA) specializing in advanced business management.

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

                           SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation:
                                                      ------------------------------------------
                      Annual Compensation             Awards                            Payouts
                      ------------------------------  --------------------------------  --------
(a)             (b)   (c)      (d)      (e)           (f)             (g)               (h)         (i)
Name and                                Other Annual  Restricted      Securities        LTIP
Principle             Salary   Bonus    Compensation  Stock Award(s)  Underlying        Payouts     All Other
Position        Year  ($)      ($)      ($)           ($)             Options/SARs (#)  ($)         Compensation ($)
--------        ----  ---      ---      ---           ---             ----------------  ---         ----------------
Roy Piceni      2003       0      0        0             0            1,825,000         0           0
                                                                        at $0.20
Thomas Fahl     2002  60,000   [___]    [___]         [___]           [___]             [___]       [___]

EMPLOYMENT CONTRACTS

On June 26, 2003, the Company entered into an Employment Agreement effective July 1, 2003 with Mr. Fred DeVries as its President, CEO and member of the Board and with Mr. Renato Mariani as its Executive Vice President and Chief Marketing Officer, the details of which are contained in the June 27, 2003 8-K filing and is incorporated by reference herein.

As of April 15, 2004, the Company does not currently have any other employment contracts with any other individuals or consultants with the exception of Mr. Fred Devries and Mr. Renato Marianni as described above, which employment contracts. were terminated on September 30, 2003. Mr. Robert Hodge and Mr. Thomas Faul never entered into any employment contracts with the Company during their respective tenures as officers of the Company.

OPTION CONTRACTS

The Company implemented a 2003 Stock Option Plan in December 2003 for key employees and consultants in Holland and Switzerland totaling 8,103,000 at $0.20 per share. The following individuals are the recipients of the 2003 Stock Option Plan and the amount of shares involved:

Roy Piceni                  1,825,000
Robert Piceni               1,460,000
Ernst V Kranen                985,500
Anne Bogaardt                 182,500
Sandy Hibma                   700,800
Karin Frank                   438,000
Ralph Vooys                   292,000
Karina Tettero                292,000
 Cees Jan Quirijns             14,600
Eurostar                    1,912,600
  --------------------------------------------
                            8,103,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of April 15, 2004, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 10% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group. There are no equity compensation plans currently in effect.


                                      At 12/31/03     At 06/30/03       At 10/13/03      At 10/13/03
                                      -----------     -----------       -----------      -----------
                                      Beneficial      Percentage        Beneficial       Percentage
Name and Address                      Ownership       of Class(1)       Ownership        of Class (1)
----------------                      ---------       -----------       ---------        ------------
Roy Piceni                                   0            0.00%         121,500,000        60.62%
Alexanderstraat 18
2514 JM The Hague
The Netherlands

Steve Mannen                                 0            0.00%                   0         0.00%
Alexanderstraat 18
2514 JM The Hague
The Netherlands

Niels Reijers                           496,320           0.00%             496,320         0.00%
Keizersgracht 365d
1016 EJ Amsterdam
The Netherlands

Jerry Gruenbaum                              0            0.00%                   0         0.00%
205 Church Street, Suite 340
New Haven, CT 06510

The above beneficial ownership table's share amounts and those shares accorded to the above shareholders after the 100 : 1 reverse split of the Company's stock that occurred on September 15, 2002 and those shares accorded to the above shareholders after a 3-for-1 stock split that occurred on March 15, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Related Transactions

In October 2003, Satellite Newspapers sold their patents, software and trademarks to Media Finance. Thereafter, Media Finance set up an operating subsidiary, Satellite Swiss. Media Finance granted Satellite Swiss a twenty year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

On November 26, 2003, the Company, desiring to acquire the world rights, approved a Stock Purchase Option Agreement with Media Finance to acquire Satellite Swiss for 42,000,000 newly issued shares of common stock of the Company. The option was for a period of one year from the date of execution, shares during the option period to be held in escrow, unless terminated earlier, but under no condition prior to February 15, 2004.

On December 19, 2003, as part of the Company's desire to obtain Satellite Swiss, Roy Picenni, founder of Satellite Newspapers and whose family owns 100% of Media Finance was elected the Company's chairman of the board and as its president.

On February 15, 2004, the Company exercised it option to acquire Satellite Swiss and the 42,000,000 were released from escrow and 40,500,000 were issued to Media Finance and 1,500,000 to Alternative Energy Capital Inc. as consultants in the transaction. As a result, a change of control of the Company took place. Prior to the exercise of the option, the Company had 20,012,312 shares outstanding. After exercise of the option, the Company had 52,012,321 shares outstanding.


SUBSEQUENT EVENTS

On February 15, 2004, the Company exercised it option to acquire Satellite Swiss and the 42,000,00 were released from escrow and 40,500,000 were issued to Media Finance and 1,500,000 to Alternative Energy Capital Inc. as consultants in the transaction. As a result, a change of control of the Company took place. Prior to the exercise of the option, the Company had 20,012,312 shares outstanding. After exercise of the option, the Company had 52,012,321 shares outstanding.

Satellite Swiss consists of two subsidiaries, Satellite Newspapers Content BV a Dutch corporation that negotiates agreements with newspapers throughout the world for the rights to distribute their content and Satellite Newspapers Trading BV which has the production rights to produce and sell the KiOSKs.

On March 11, 2004 the Company amended its Articles of Incorporation whereby the authorized number of shares of common stock were increased from 200,000,000 to 500,000,000 and thereafter declared a 3-for-1 stock split effective in the form of a 200 per cent stock dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004 thereby increasing its issued shares as of that date to 197,887,545.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit Number      Document Description
--------------      --------------------

     2 Rights Agreement between Satellite Newspapers Worldwide NV, and Satellite Enterprises Corp. dated June 20, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

     3.1            Corporate  Charter  of Beck & Co. as filed  with the  Nevada
                    Secretary of State on April 6, 1998, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

     3.2 Bylaws of Beck & Co., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with with the Securities and Exchange Commission on July 6, 1999.

    21              Subsidiary of the Company

    31              Certification pursuant to Section 302  of the Sarbanes Oxley
                    Act.

    32 Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on September 30, 2003 relating to appointing Steve Mannen as new CEO and President and resignation of Fred DeVries as President, CEOO and member of the board of directors.

                    The Company filed a Form 8-K on November 14, 2003 relating to resignation of Callahan, Johnston & Associates, LLC as the Company's auditors and the appointment of Meyler & Company, LLC, as the new Company auditors.

                    The Company filed a Form 8-K on December 19, 2003 relating to appointment of Roy Piceni as the Company's new President, CEO, and chairman of the board of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SATELLITE ENTERPRISES CORP.

                                                     /S/ ROY PICENI
                                                     --------------------------
                                                     ROY PICENI, PRESIDENT AND
                                                     CHIEF EXECUTIVE OFFICE AND
                                                     PRESIDENT


                                                     /s/  NIELS REIJERS
                                                    ----------------------------
                                                    NIELS REIJERS
                                                    CHIEF FINANCIAL OFFICER

Date: April 19, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                       DATE
------------------      ----------------------------------     -----------------

/S/ ROY PICENI          CHIEF EXECUTIVE OFFICER, PRESIDENT     APRIL 19, 2004
-----------------       AND DIRECTOR
ROY PICENI

/S/ NIELS REIJERS       CHIEF FINANCIAL OFFICER AND DIRECTOR   APRIL 19, 2004
-----------------
NEILS REIJERS