Form 10QSB
period 2004-03-31
SATELLITE ENTERPRISES CORP
filed 2004-05-21
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004

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


           205 Church Street, Suite 340, New Haven, Connecticut 06510
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  203-234-6350
                           --------------------------
                           (Issuer's telephone number)



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

     As of May 21, 2004, the Company had 205,271,502 issued and outstanding shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Documents incorporated by reference: None.

                           SATELLITE ENTERPRISES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary

          Consolidated  Balance Sheets (Unaudited) - March 31, 2004

          Consolidated Statement of Operations (Unaudited) - For the Three Months Ended March 31, 2004

          Consolidated Statements of Cash Flows (Unaudited) - For the three Months Ended March 31, 2004

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


SIGNATURES

ITEM I. FINANCIAL INFORMATION

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   31,073
   Accounts receivable                                                 206,580
                                                                    ----------

          Total Current Assets                                         237,653

EQUIPMENT, net of depreciation                                       2,180,096

INTANGIBLE ASSETS
 Technology Rights                                                      15,458
 Goodwill                                                            1,735,546
                                                                    ----------
                                                                     1,751,004
                                                                    ----------
                                                                    $4,168,753
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to financial institutions                          $  788,381
   Accounts payable                                                    190,612
   Accrued expenses                                                    195,882
                                                                    ----------

         Total Current Liabilities                                   1,174,875

LONG-TERM DEBT
   Notes payable to related party                                    1,139,405

STOCKHOLDERS' EQUITY
   Preferred Stock, par value of $0.01, authorized
      5,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 500,000,000
      shares authorized, 198,738,675  issued and
      outstanding at March 31, 2004                                     66,246
   Paid-in-capital                                                   4,249,875
   Accumulated deficit                                              (2,416,108)
   Stock subscription receivable                                       (45,540)
                                                                   -----------
                                                                     1,854,473
                                                                   -----------
                                                                    $4,168,753
                                                                   ===========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                              Three Months Ended
                                                                   March 31,2004
                                                              ------------------
NET SALES                                                         $ 189,778

COSTS AND EXPENSES
   Cost of services                                                 146,861
   Selling, general and administrative                              469,150
   Research and development                                         166,271
   Depreciation and amortization                                     72,173
                                                                   --------

          Total Costs and Expenses                                  854,455
                                                                   --------

NET OPERATING LOSS                                                 (664,677)

OTHER INCOME
   Currency gains                                                     9,128
                                                                   --------

          Total Other Income                                          9,128
                                                                   --------

NET LOSS                                                          $(655,549)
                                                                  =========

NET LOSS PER COMMON SHARE                                         $(0.05)
                                                                  =======
   (Basic and diluted)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                  131,258,740
                                                                ===========

The Company had no operations for the comparable period of the previous year.

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                              Three Months Ended
                                                                  March 31, 2004
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(655,549)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                   72,173

Changes in operating assets and liabilities:
    Change in net assets acquired                                    66,294
    Accounts payable                                                 30,000
                                                                   --------
       Net Cash Used in Operating Activities                       (487,082)
                                                                   --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                              387,340
  Stock subscription receipts                                       134,460
                                                                   --------
       Net Cash Provided by Financing Activities                    521,800
                                                                   --------
NET INCREASE IN CASH                                                 34,718
CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                              (3,645)
                                                                   --------
CASH AND CASH EQUIVALENTS END OF YEAR                             $  31,073
                                                                   ========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2  ACQUISITION OF MEDIA FINANCE EN SUISSE GMBH

     On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance en Suisse GMBH, a Swiss Corporation (hereinafter "Media Finance") which has a twenty year exclusive license to distribute all satellite device content. This company is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement would allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBA, a Swiss corporation. The exercise of this option agreement would give the Company worldwide rights to market and distribute its products.

     Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Suisse consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

     The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of satellite Newspapers Suisse GMBA. The agreement provides for the purchase of 100% of Satellite Suisse. The acquisition is being accounted for as a purchase under the requirements prescribed by Financial Accounting Standard Board ("SFAS") No. 141. Results of operations for the acquired company have been included in the financial statement since January 1, 2004.

     Based upon unaudited financial data at December 31, 2003, the allocation of the purchase price will be as follows:

     Value of 126,000,000 shares @ $0.1666 per share                 $2,100,000
                                                                     ==========

     Fair value of net assets allocated as follows:

     Cash                                                            $   41,290
     Other current assets                                               256,931
     Equipment                                                        2,179,660
     Liabilities assumed                                             (2,113,427)
     Goodwill                                                         1,735,546
                                                                     ----------
            Total Purchase Value                                     $2,100,000
                                                                     ==========

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                                 MARCH 31, 2004


NOTE 3  NOTES PAYABLE TO FINANCIAL INSTITUTIONS

     The Company has several unsecured loans to seven financial institutions in the amount of $788,380. Of this amount, $726,892 is interest bearing with maturity dates between July 4, 2003 and November 3, 2004. The interest rate is 6% under the terms of agreement and no interest is due and payable, if the loans are repaid as of the due date.

NOTE 4  NOTES PAYABLE TO RELATED PARTIES

     At March 31, 2004, the principal stockholder of the Company has advanced to the Company $1,139,405. There is no specific maturity date and the loan is interest free. Inputed interest on the loan would approximate $14,000 for the three months ended March 31, 2004 at an average rate of 5%.

NOTE 5  STOCKHOLDERS' EQUITY

     On March 31, 2004, the Board of Directors approved a three-for-one stock dividend applicable to shareholders of record as of that date that increased the total shares outstanding to 198,738,675. The earnings per share calculation and all related share figures have been adjusted to give effect to the three-for-one stock dividend as if it had happened as of January 1, 2004.

     On February 15, 2004, the Company issued 42,000,000 shares of common stock for the acquisition of Media Finance en Suisse GMBH. The shares were valued at a discounted price of $0.05 per share. As a result of the three-for-one stock dividend effective on March 31, 2004, a total of 126,000,000 shares of common stock were issued for the acquisition of Media Finance en Suisse GMBH. The shares were issued to the principal stockholder of the company who controlled the company being acquired.

     On March 9, 2004, the Board of Directors approved an increase in the Company's authorized common shares from 200,000 to 500,000 shares.

     During the quarter ended March 31, 2004, 2,140,755 shares of common stock were sold at a price of $0.20 per share net of commissions. The total aggregate received were $387,340. As a result of the three-for-one stock dividend effective on March 31, 2004, a total of 6,422,325 shares of common stock were sold.

     During the quarter ended March 31, 2004, $134,460 was received on the outstanding stock subscription receivable.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Satellite Enterprises Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year.

The Company's auditors in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003 have issued a going concern opinion. The Company's auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit that raises substantial doubt about our Company's ability to continue as a going concern. Additionally even if the Company does raise sufficient capital, acquire additional companies or generate revenues, there can be no assurances that the net proceeds or the revenues will be sufficient to enable it to develop the business to a level where it will generate profits and cash flows from operations.

The Company is in the development stage and to date, has not generated sufficient revenues from operation to cover all operating expenses. The Company intends to fund its operations and other capital needs for the next 12 months substantially from proceeds from additional private or public offerings of equity and/or from debt financing, but there can be no assurance that such funds will be sufficient for these purposes. In addition, there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

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

On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance en Suisse GMBH, a Swiss Corporation (hereinafter "Media Finance") which has a twenty year exclusive license to distribute all satellite device content. This company is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement would allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBA, a Swiss corporation (hereinafter "Satellite Newspapers"). The exercise of this option agreement would give the Company worldwide rights to market and distribute its products.

Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Newspapers consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of satellite Newspapers. The agreement provides for the purchase of 100% of Satellite Newspapers.

THE BUSINESS OF THE COMPANY - AS OF MARCH 31, 2004

On November 26, 2003, the Company's shareholders approved a Stock Purchase Option Agreement to purchase Satellite Newspapers dated November 26, 2003 with Media Finance which granted Satellite Newspapers a twenty year exclusive license to distribute all satellite device content world wide. Media Finance is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement allowed the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers. The exercise of this option agreement gives the Company worldwide rights to market and distribute its products.

Under the Option Agreement, Media Finance granted the Company the right and option to purchase from it, all of the shares of Satellite Newspapers consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby granting the Company World Wide rights to market and distribute the products of Satellite Newspapers. The agreement provides for the purchase of 100% of Satellite Newspapers.

THE BUSINESS AND ITS OBJECTIVES

The Company is the exclusive holder of the World Wide rights to market and distribute the products of Satellite Newspapers. Satellite Newspapers has developed and operates through a series of master distributor agreements a series of automated digital KiOSKS able to deliver print-on-demand copies of any of its 100+ syndicated international newspaper titles.

To date, the Satellite Newspapers has a master distributor agreement in the Middle East, Europe, Australia and the Far East. The Company is actively pursuing such an agreement ofr the Americas markets, though no such agreement is in palce to date. The Company's revenues are derived by a distributor fee paid to it by its master distributors as well as advertising fees, and fees paid on each newspaper sold.

                           PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGSS

The Company was sued and recieved an $11,700 default judgment in a Civil Action No. AR04-001266 filed in Pennsylvania for unsolicited e-mail communication. There is no other pending or threatened litigation, investigation or other proceedings against the Company


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM  5.  OTHER INFORMATION

None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K filed March 31, 2004


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


                                                  SATELLITE ENTERPRISE CORP.
                                               --------------------------------
                                                       (Registrant)



Date:  May 21, 2004                         By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  May 21, 2004                         By:  /s/ NEILS REIJERS
                                               --------------------------------
                                               Neils Reijers
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)