Form 10QSB
period 2004-06-30
SATELLITE ENTERPRISES CORP
filed 2004-08-20
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2004

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

     As of August 20, 2004, the Company had 214,947,214 issued and outstanding shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Documents incorporated by reference: None.

                           SATELLITE ENTERPRISES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary

          Consolidated  Balance Sheets (Unaudited) - June 30, 2004

          Consolidated Statement of Operations (Unaudited) - For the Three Months Ended June 30, 2004 and June 30, 2003 and For the Six Months Ended June 30, 2004 and June 30, 2003.

          Consolidated Statements of Cash Flows (Unaudited) - For the six Months Ended June 30, 2004 and June 30, 2003.

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


SIGNATURES

ITEM I. FINANCIAL INFORMATION

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                              $  541,282
   Accounts receivable                                                  524,237
   Prepaid license fee                                                  150,000
                                                                     ----------
          Total Current Assets                                        1,215,519

EQUIPMENT, net of depreciation                                        2,061,197

INTANGIBLE ASSETS
 Technology Rights                                                       15,458
 Goodwill                                                             1,599,213
                                                                     ----------
                                                                       1,614,671
                                                                     ----------
                                                                      $4,891,387
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to financial institutions                           $  745,196
   Accounts payable                                                     257,820
   Accrued expenses                                                     233,900
                                                                     ----------

         Total Current Liabilities                                    1,236,916

LONG-TERM DEBT
   Notes payable to related party                                     1,146,017

STOCKHOLDERS' EQUITY
   Preferred Stock, par value of $0.01, authorized
      5,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 500,000,000
      shares authorized, 214,947,214  issued and
      outstanding at June 30, 2004                                      214,947
   Paid-in-capital                                                    6,242,918
   Accumulated deficit                                               (3,449,411)
   Stock subscription receivable                                       (500,000)
                                                                     ----------
                                                                       2,508,454
                                                                     ----------

                                                                      $4,891,387
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                      Three Months Ended June 30       Six Months Ended June 30,
                                                      --------------------------       -------------------------
                                                        2004            2003              2004            2003
                                                      --------        --------         ---------       ---------
NET SALES                                          $   473,860                        $  663,638

COSTS AND EXPENSES
   Cost of services                                    342,021                           488,882
   Selling, general and administrative                 853,588       $ 32,239          1,322,738        $ 32,239
   Research and development                            198,690                           364,961
   Stock based compensation                             50,000                            50,000
   Depreciation and amortization                        98,330          6,963            170,503           6,963
                                                   -----------       --------         ----------        --------
          Total Costs and Expenses                   1,542,629         39,202          2,397,084          39,202
                                                   -----------       --------         ----------        --------
NET OPERATING LOSS                                  (1,618,769)        39,202         (1,733,446)        (39,202)
                                                   -----------       --------         ----------        --------
OTHER INCOME
   Currency loss                                        34,426            919             43,554             919
                                                   -----------       --------         ----------        --------
          Total Other Income                            34,426            919             43,554             919
                                                   -----------       --------         ----------        --------

NET LOSS                                           $(1,034,343)      $(40,121)       $(1,689,892)       $(40,121)
                                                   ===========       ========        ===========        ========
NET LOSS PER COMMON SHARE
   (Basic and diluted)                               $(0.01)         $(0.01)           $(0.01)           $(0.01)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                       171,401,780       58,992,000
                                                                                     ===========       ==========


          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      2004           2003
                                                                    --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(1,689,892)    $(40,121)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                    170,503
     Stock based compensation                                          50,000
  Changes in operating assets and liabilities:
     Change in net assets acquired                                   (144,767)
                                                                   ----------     --------

         Net Cash Used in Operating Activities                     (1,614,156)     (40,121)
                                                                   ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                             1,979,083       40,121
   Stock subscription receipts                                        180,000
                                                                   ----------     --------
         Net Cash Provided by Financing Activities                  2,159,083       40,121
                                                                   ----------     --------

 NET INCREASE IN CASH                                                 544,927

CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                                (3,645)
                                                                   ----------     --------

CASH AND CASH EQUIVALENTS END OF YEAR                              $  541,282
                                                                   ==========     ========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2  ACQUISITION OF SATELLITE NEWSPAPERS SUISSE GMBH

          On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance en Suisse Holding GMBH, a Swiss Corporation (hereinafter "Media Finance"). Media Finance, which has patents and know how to distribute newspaper content via satelite, is the 100% owner of Satellite Newspapers Suisse GMBH. The terms of the stock option agreement would allow the Company to acquire 100% of Satellite Newspapers Suisse GMBH and Media Finance would grant a 20 year exclusive license to the Company. The license agreement provides for a monthly payment of $25,000 per month. Media Finance is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement would allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBH and give the Company worldwide rights to market and distribute its products.

          Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Suisse consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

          The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of Media Finance. The agreement provides for the purchase of 100% of Satellite Suisse. The acquisition is being accounted for as a purchase under the requirements prescribed by Financial Accounting Standard Board ("SFAS") No. 141. Results of operations for the acquired company have been included in the financial statement since January 1, 2004.

          Based upon unaudited financial data at December 31, 2003, the allocation of the purchase price will be as follows:

          Value of 126,000,000 shares @ $0.1666 per share            $2,100,000
                                                                     ==========

          Fair value of net assets allocated as follows:

          Cash                                                       $   41,290
          Other current assets                                          256,931
          Equipment                                                   2,179,660
          Liabilities assumed                                        (1,977,094)
          Goodwill                                                    1,599,213
                                                                     ----------
                  Total Purchase Value                               $2,100,000
                                                                     ==========

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                                  JUNE 30, 2004


NOTE 3  NOTES PAYABLE TO FINANCIAL INSTITUTIONS

          The Company has several unsecured loans to seven financial institutions in the amount of $745,196. Of this amount, $726,892 is interest bearing with maturity dates between July 4, 2003 and November 3, 2004. The interest rate is 6% under the terms of agreement and no interest is due and payable, if the loans are repaid as of the due date.

NOTE 4  NOTES PAYABLE TO RELATED PARTIES

          At June 30, 2004, the principal stockholder of the Company has advanced to the Company $1,146,617. There is no specific maturity date and the loan is interest free. Inputed interest on the loan would approximate $28,000 for the six months ended June 30, 2004 at an average rate of 5%.

NOTE 5  STOCKHOLDERS' EQUITY

          On March 31, 2004, the Board of Directors approved a three-for-one forward split. The earnings per share calculations and all related par share figures have been adjusted to give effect to the split as if it had happened as of January 1, 2004.

          On February 15, 2004, the Company issued 126,000,000 shares of common stock for the acquisition of Satellite Newspapers Suisse GMBH. The shares were valued at a discounted price of $0.1666 per share. The shares were issued to the principal stockholder of the company who controlled the company being acquired.

          On March 9, 2004, the Board of Directors approved an increase in the Company's authorized common shares from 200,000 to 500,000 shares.

          During the six months ended June 30, 2004, 6,830,864 shares of common stock were sold under a private placement agreement with GCH Capital, LTD. The total aggregate proceeds received was $409,444.

          During the six months ended June 30, 2004, $180,000 was received on the outstanding stock subscription receivable.

          On April 16, 2004, the Company issued to GCH Capital, LTD 5,000,000 shares of its common stock valued at $0.01 per share as consideration under the investment banking arrangement.

          On May 19, 2004, the Company entered into a private placement arrangement to sell 10,800,000 shares of its common stock at a price of $0.23 per share. The net proceeds to the Company will be $1,919,640 ($500,000 is still held in escrow) which includes $430,360 for underwriting, legal and professional fees. Additionally, $150,000 was paid to GCH Capital, LTD as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the company's common stock owned by Media Finance En Suisse GMBH was pledged as collateral and 10,800,000 warrants were issued to acquire shares of the Company's common stock at $1.50 per share. Additionally, the company is required to undertake a registration statement with the Securities and Exchange Commission to register the shares. The release of the $500,000 held in escrow is contingent upon the filing of the registration statement. The shares as at June 30, 2004 have not yet been issued. However, for financial statement purposes, the shares have been considered issued and outstanding.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                                  JUNE 30, 2004


   NOTE 6  RELATED TRANSACTIONS

          License Agreement
          -----------------

          The Company has entered into a license agreement under the terms of the acquisition agreement with Media Finance en Suisse GMBH. Such license agreement provides for a monthly payment of $25,000 ($300,000 per year) for 20 years. Media Finance en Suisse GMBH is a company controlled by the President, Chief Executive Officer and principal stock holder of the company. The Company at June 30, 2004 has prepaid the license fee for the six months ending December 31, 2004 and has been recorded as a prepayment in the Company's financial statements.

          Service Agreement
          -----------------

          The Company has entered into a service agreement with Eurostar facilities, BV hereafter referred to as "Eurostar". Under the terms of the service agreement Eurostar is to provide all international transmissions and communications with the Kiosks, provide administration and support services, including management personnel, to the Company's wholly owned operating entity Satellite Suisse GMBH. The agreement is for a minimum of 5 years commencing November 3, 2003 and provides for a base monthly payment of $55,000 ($50,000 for transmission service and $5,000 for rent of installed equipment). Additionally, it provides for separate hourly rates for management personnel, technical staff and administrative staff. During the six months ended June 30, 2004, the Company has paid Eurostar approximately $975,000.

          At the time the agreement was consummated, the President and Chief Executive Officer of Satellite Suisse GMBH had an investment interest in Eurostar which was subsequently severed in December 2003.

   NOTE 7  OPERATING LEASES

          The Company has entered into two operating leases for an automobile and corporate home in Switzerland. The corporate home commenced April 1, 2004 and has an unlimited duration which can be cancelled upon three months written notice in advance. The monthly rent is $1,620 per month. The auto lease is for a period of 48 months commencing March 1, 2004 and requires a monthly payment of $1,556. Minimum annual rentals are as follows:

                   Six months ended December 31, 2004           $19,056
                         Year ended December 31, 2005            38,112
                                                 2006            38,112
                                                 2007            22,552
                                                 2008            19,440

   NOTE 8  EMPLOYMENT CONTRACT

          The Company has entered into an employment contract with the President and Chief Operating Officer of Satellite Newspaper Suisse, GMBH. The contract commenced January 1, 2004 and its duration is infinite. The agreement provides for a monthly salary of approximately $10,000 per month plus reasonable travel expenses.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                                  JUNE 30, 2004


NOTE 9  LITIGATION

          Two former U.S. employees of Satellite Newspapers Americas, a 100% subsidiary of Satellite Enterprises Corp have brought suit against the Company in Florida for breach of employment contracts and unpaid salaries, fringe benefits and travel expenses. The complaint does not specify any dollar amount. The company believes the suit is without merit and intends to fight the case vigorously.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Satellite Enterprises Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

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

On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance en Suisse Holding GMBH, a Swiss Corporation (hereinafter "Media Finance"). Media Finance, which has patents and know how to distribute newspaper content via satelite, is the 100% owner of Satellite Newspapers Suisse GMBH. The terms of the stock option agreement would allow the Company to acquire 100% of Satellite Newspapers Suisse GMBH and Media Finance would grant a 20 year exclusive license to the Company. The license agreement provides for a monthly payment of $25,000 per month. Media Finance is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement would allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBH and give the Company worldwide rights to market and distribute ithts to market and distribute its products.

Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Suisse consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of Media Finance. The agreement provides for the purchase of 100% of Satellite Suisse.

THE BUSINESS OF THE COMPANY - AS OF JUNE 30, 2004

On November 26, 2003, the shareholders at a special meeting approved a Stock Purchase Option Agreement dated November 26, 2003 between Media Finance. Media Finance, which has patents and know how to distribute newspaper content via satelite, is the 100% owner of Satellite Newspapers Suisse GMBH. The terms of the stock option agreement would allow the Company to acquire 100% of Satellite Newspapers Suisse GMBH and Media Finance would grant a 20 year exclusive license to the Company. The license agreement provides for a monthly payment of $25,000 per month. Media Finance is 100% owned by the family of the President and Chief Executive Officer of the Company. This option agreement would allow the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Newspapers Suisse GMBH and give the Company worldwide rights to market and distribute it rights to market and distribute its products.

Under the Option Agreement, Media Finance would grant the Company the right and option to purchase from it, all of the shares of Satellite Suisse consisting of 20,000 shares for the aggregate consideration of 42,000,000 shares of common stock, par value $0.001 per share of the company.

The Stock Option Agreement dated November 26, 2003 was exercised on February 15, 2004 thereby allowing the Company to acquire the World Wide rights to market and distribute the products of Media Finance. The agreement provides for the purchase of 100% of Satellite Suisse.

THE BUSINESS AND ITS OBJECTIVES

The Company is the exclusive holder of the World Wide rights to market and distribute the products of Media Finance en Suisse Holding GMBH. Satellite
Newspapers has developed and operates through a series of master distributor agreements a series of automated digital KiOSKS able to deliver print-on-demand copies of any of its 100+ syndicated international newspaper titles.

To date, the Satellite Newspapers Suisse has a master distributor agreement in the Middle East, Europe, Australia and the Far East. The Company is actively pursuing such an agreement for the Americas markets, though no such agreement is in place to date. The Company's revenues are derived by a distributor fee paid to it by its master distributors as well as advertising fees, and fees paid on each newspaper sold.

                           PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGSS

Two former U.S. employees of Satellite Newspapers Americas, a 100% subsidiary of Satellite Enterprises Corp have brought suit against the Company in Florida for breach of employment contracts and unpaid salaries, fringe benefits and travel expenses. The complaint does not specify any dollar amount. The company believes the suit is without merit and intends to fight the case vigorously.


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2004, the Board of Directors approved a three-for-one forward split. The earnings per share calculations and all related par share figures have been adjusted to give effect to the split as if it had happened as of January 1, 2004.

On February 15, 2004, the Company issued 126,000,000 shares of common stock for the acquisition of Satellite Newspapers Suisse GMBH. The shares were valued at a discounted price of $0.1666 per share. The shares were issued to the principal stockholder of the company who controlled the company being acquired.

On March 9, 2004, the Board of Directors approved an increase in the Company's authorized common shares from 200,000 to 500,000 shares.

During the six months ended June 30, 2004, 6,830,864 shares of common stock were sold under a private placement agreement with GCH Capital, LTD. The total aggregate proceeds received was $409,444.

During the six months ended June 30, 2004, $180,000 was received on the outstanding stock subscription receivable.

On April 16, 2004, the Company issued to GCH Capital, LTD 5,000,000 shares of its common stock valued at $0.01 per share as consideration under the investment banking arrangement.

On May 19, 2004, the Company entered into a private placement arrangement to sell 10,800,000 shares of its common stock at a price of $0.23 per share. The net proceeds to the Company will be $1,919,640 ($500,000 is still held in escrow) which includes $430,360 for underwriting, legal and professional fees. Additionally, $150,000 was paid to GCH Capital, LTD as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the company's common stock owned by Media Finance En Suisse GMBH was pledged as collateral and 10,800,000 warrants were issued to acquire shares of the Company's common stock at $1.50 per share. Additionally, the company is required to undertake a registration statement with the Securities and Exchange Commission to register the shares. The release of the $500,000 held in escrow is contingent upon the filing of the registration statement. The shares as at June 30, 2004 have not yet been issued. However, for financial statement purposes, the shares have been considered issued and outstanding.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM  5.  OTHER INFORMATION

None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K:

     During and subsequent to the three months ended June 30, 2004, the Company filed the following reports on Form 8-K:

         Form    Filing Date            Event Reported
         ----    ----------------       ------------------
         8-K     April 5, 2004          A report on Form 8-K (item 5) increased
                                        authorized shares and announced stock
                                        dividend.

         8-k     June 2, 2004           A report on Form 8-K (item 5) sale of
                                        10,870,000 newly issued common shares.


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


                                                  SATELLITE ENTERPRISE CORP.
                                               --------------------------------
                                                       (Registrant)



Date:  August 20, 2004                      By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  August 20, 2004                      By:  /s/ NEILS REIJERS
                                               --------------------------------
                                               Neils Reijers
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)