Form 10QSB
period 2004-09-30
SATELLITE ENTERPRISES CORP
filed 2004-11-22
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2004

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

     As of November 22, 2004, the Company had 231,379,516 issued and outstanding shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Documents incorporated by reference: None.

                           SATELLITE ENTERPRISES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary

          Consolidated  Balance Sheets (Unaudited) - September 30, 2004

          Consolidated  Statement  of  Operations  (Unaudited)  - For the  Three
          Months Ended September 30, 2004 and September 30, 2003 and For the Nine Months Ended September 30, 2004 and September 30, 2003.

          Consolidated Statements of Cash Flows (Unaudited) - For the nine Months Ended September 30, 2004 and September 30, 2003.

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


SIGNATURES

ITEM I. FINANCIAL INFORMATION

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2004


                                     ASSETS


CURRENT ASSETS
   Cash                                                              $   94,276
   Accounts receivable                                                  514,908
   Prepaid consulting fee                                               223,572
   Prepaid license fee                                                   75,000
                                                                     ----------
          Total Current Assets                                          907,756

EQUIPMENT, net of depreciation                                        1,491,945

INTANGIBLE ASSETS
 Technology rights                                                       15,458
                                                                     ----------
                                                                      1,507,403
                                                                     ----------
                                                                     $2,415,159
                                                                     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes payable to financial institutions                           $  508,505
   Accounts payable                                                     792,017
   Accrued expenses                                                     328,600
                                                                     ----------

         Total Current Liabilities                                    1,629,122

LONG-TERM DEBT
   Notes payable to related party                                     1,161,701

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value of $0.01, authorized
      5,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 500,000,000
      shares authorized, 213,424,816  issued and
      outstanding at September 30, 2004                                 213,426
   Paid-in-capital                                                    3,918,492
   Accumulated deficit                                               (4,546,670)
   Accumulated comprehensive loss                                        39,088
                                                                     ----------
                                                                       (375,664)
                                                                     ----------

                                                                     $2,415,159
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                          Three Months Ended Sept 30   Nine Months Ended Sept 30,
                                              2004           2003          2004         2003
                                          ---------       --------     ----------     --------
NET SALES                                 $ 122,883       $ 21,311     $  786,521     $ 21,311

COSTS AND EXPENSES
   Cost of services                          96,872          8,816        585,754        8,816
   Selling, general and administrative      797,185        201,843      2,536,312      234,082
   Stock based compensation
   Depreciation and amortization             75,229          3,706        245,732       10,669
                                          ---------       --------      ---------      -------

          Total Costs and Expenses          969,286        214,365      3,367,798      253,567
                                          ---------       --------      ---------      -------

NET OPERATING LOSS                         (846,403)      (193,054)    (2,581,277)    (232,256)
                                          ---------       --------      ---------      -------
OTHER INCOME
   Currency loss                             (1,592)                       41,962
                                          ---------       --------      ---------      -------
          Total Other Income                 (1,592)                       41,962
                                          ---------       --------      ---------      -------

NET LOSS                                  $(847,995)     $(193,054)   $(2,539,315)   $(232,256)
                                          =========      =========    ===========    =========
NET LOSS PER COMMON SHARE
   (Basic and diluted)                     $(0.01)        $(0.01)        $(0.01)      $(0.01)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                        183,279,170   58,992,000
                                                                      ===========   ==========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended Sept 30,
                                                                 --------------------------
                                                                      2004          2003
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(2,539,315)   $(232,256)
   Adjustments to reconcile net loss to net cash provided
       by operating activities:
     Depreciation and amortization                                   245,732       10,669
     Accounts receivable                                            (479,081)     (30,156)
     Prepaid license fee                                            (150,000)
     Amortization of prepaid consulting and license fees             151,428
     Accounts payable                                                801,227       95,534
     Accrued expenses                                                217,946
                                                                 -----------    ---------
              Net Cash Used in Operating Activities               (1,752,063)    (156,209)
                                                                 -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for property and equipment                            (330,496)
    Proceeds on disposition of property and equipment                195,380
    Deposits                                                             236         (236)

              Net Cash Used in Investing Activities                 (134,880)        (236)
                                                                 -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                     (3,442)       5,128
   Payments on notes payable to related parties                      (24,458)
   Change in loans payable                                          (365,421)     151,317
   Sale of common stock                                            2,076,584
   Stock subscription receipts                                       180,000
                                                                 -----------    ---------
               Net Cash Provided by Financing Activities           1,863,263      156,445
                                                                 -----------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               83,251            0
                                                                 -----------    ---------

 NET INCREASE IN CASH                                                 59,571            0
                                                                 -----------    ---------
CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                               34,705            0
                                                                 -----------    ---------

CASH AND CASH EQUIVALENTS END OF YEAR                            $    94,276    $       0
                                                                 ===========    =========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2003 and Form SB-2 filed in November 2004.

NOTE 2 NOTES PAYABLE TO FINANCIAL INSTITUTIONS

          The Company has several unsecured loans to seven financial institutions in the amount of $508,505. Of this amount, $481,274 is interest bearing with maturity dates between July 4, 2003 and November 3, 2004. The interest rate is 6% under the terms of agreement and no interest is due and payable, if the loans are repaid as of the due date.

NOTE 3  NOTES PAYABLE TO RELATED PARTIES

          At September 30, 2004, the principal stockholder of the Company has advanced to the Company $1,161,700. There is no specific maturity date and the loan is interest free. Imputed interest on the loan would approximate $42,000 for the nine months ended September 30, 2004 at an average rate of 5%.

NOTE 4  STOCKHOLDERS' EQUITY

          Private Placement Offering - GCH Capital
          ----------------------------------------

          In November 2003, the Company entered into private placement agreements with Hyde Investments, LTD., and Livingston Investments, LTD, British Virgin Islands Corporations, whereby these entities would purchase 15,000,000 shares of the Company's common stock at $0.06 per share net of 10% for commissions with the right to purchase and sell an additional 15,000,000 shares once $1,000,000 has been paid to the Company. The intent of the agreement is for the Company to receive approximately $200,000 per month from the sale of its common stock. Through December 31, 2003, the Company received $79,465 in net proceeds from the sale of 1,324,350 shares of its common stock.

          In connection with the private placement offering, a warrant was issued to GCH Capital, LTD for 3,000,000 shares of the Company's common stock at an exercise price of $0.06 per share. The warrant is fully vested and exercisable as at the date of the agreement, November 26, 2003.

          Consulting Agreement - GCH Capital, LTD
          ---------------------------------------

          On December 1, 2003, the Company entered into a consulting agreement with GCH Capital, LTD to provide assistance relating to business acquisition and general business strategies. Under the terms of the agreement, the Company was to issue 5,000,000 shares of the Company's common stock. None of these shares were issued as of December 31, 2003. In March 2004, the Company issued 5,000,000 shares. GCH Capital, LTD is also to receive a monthly consulting fee of $10,000 per month for 36 months. The Company has the right to buy back up to 1,000,000 shares of the common stock held in escrow at $0.20 per share provided that such purchase right shall expire as to 50,000 shares on the first day of each month, beginning January 1, 2004.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 4  STOCKHOLDERS' EQUITY (CONTINUED)

          GCH Capital, LTD also received an additional warrant for 3,000,000 shares of the company's common stock as part of a consulting agreement dated December 31, 2003. The exercise price of the warrant is $0.06 per share, and is fully vested and exercisable at the date of the agreement.

          Increase in Authorized Shares
          -----------------------------

          On March 11, 2004, the Directors and Shareholders of Satellite Enterprises Corp. approved an increase in the authorized number of shares of common stock from 200,000,000 to 500,000,000 and declared a 3-for-1 stock split effective in the form of a 200% dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004. All share data and per share figures have been adjusted to give effect to the 3-for-1 split.

          Stock Option Agreement
          ----------------------

          On November 26, 2003, the shareholders approved a Stock Purchase Option Agreement with Media Finance en Suisse Holding GMBH, a Swiss Corporation ("Media Finance"). Media Finance is wholly owned by the family of the President and Chief Executive Officer of the Company. This option agreement allowed the Company to acquire the right to purchase 100% of the shares of common stock of Suisse and a 20 year exclusive license agreement to distribute all satellite device content. The exercise of this option agreement gave the Company worldwide rights to market and distribute its products. Under the Option Agreement, Media Finance grants the Company the right and option to acquire from it all of the shares of Suisse (20,000 shares) for the aggregate consideration of 126,000,000 shares of common stock, par value $0.001 per share of the company.

          Other Stock Issuances
          ---------------------

          During the first quarter of 2004, GCH Capital, as part of the private placement, sold 6,830,864 shares for $409,443. The shares were sold at $0.06 per share , net of commissions.

          The company issued 5,000,000 shares of its common stock to GCH Capital valued at $0.06 per share or $300,000 in connection with a 3 year consulting agreement relating to investment banking commencing December 1, 2003.

          In May 2004, the Company entered into a private placement arrangement with a group of investment bankers as amended on October 29, 2004 to sell 8,695,653 shares of its common stock at a price of $0.23 per share and the issuance of $500,000 5% convertible debentures due October 31, 2005. The debentures are convertible into common stock at $0.23 per share. Interest is payable to maturity. The Company will receive the proceeds of the convertible debentures upon filing of a registration statement to register the shares sold under the private placement. The net proceeds to the Company is anticipated to be $2,167,140 after deducting $332,860 for underwriting, legal and professional fees. Additionally, $150,000 was paid to GCH Capital as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the Company's common stock owned by Media Finance en Suisse GMBH was pledged as collateral, 8,695,653 warrants were issued to acquire shares of the Company's common stock at $1.50 per share and the Company has issued an option to each of the investors to purchase an equivalent number of shares within a four month period subsequent to the effective date of the Registration Statement at $0.23 per share.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 4   STOCKHOLDERS' EQUITY (CONTINUED)

          Under the terms of the securities Purchase Agreement, the company is subject to penalties payable in cash or stock for non-compliance with certain terms and conditions of the agreement.

          On August 27, 2004, GCH Capital was issued 581,949 shares of common stock valued at $0.0667 per share in payment of accounts payable in the amount of $38,816.

          Stock Options
          -------------

          On December 1, 2003, the Company granted options to purchase 24,309,000 shares of the company's common stock to consultants with an exercise price of $0.06 per share. These options vested immediately and will expire five years from issuance date. The options issued to consultants had a fair value of $244,692 based upon the Black-Scholes options pricing model. The compensation associated with these options was expensed during the six months ended December 31, 2003.

          Stock Options (Continued)
          -------------------------

          Transactions involving options are summarized as follows:

          Balance - July 1, 2003                                     0    $    0
          Options granted December 1, 2003                  24,309,000    $0.066

          Balance December 31, 2003 and September 30, 2004  24,309,000    $0.066

          Pro forma information regarding net loss and net loss per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for the year ended December 31, 2003 as follows:

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

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4   STOCKHOLDERS' EQUITY (CONTINUED)

          The following table summarizes information concerning stock options outstanding at December 31, 2003 and September 30, 2004.

                                                                      Remaining
                 Period        Exercise Price  Number Outstanding  Contractual Life  Number Exercisable
           ------------------  --------------  ------------------  ----------------  ------------------

           December 31, 2003       $0.066         24,309,000          5    years         24,309,000
           September 30, 2004                                         4.25 years

          Stock Warrants
          --------------

          The Company has issued stock warrants to purchase an aggregate of 4,050,000 shares of the Company's common stock at $0.11 through June 2006 as part of a general release and settlement agreement entered into with respect to previously issued convertible debentures. These warrants are fully vested and 100% exercisable.

          Reserved Shares
          ---------------

          At December 31, 2003, the Company reserved 50,398,132 shares of its common stock under existing agreements for private placements, options, warrant agreements and consulting arrangements. At September 30, 2004, the Company reserved 25,659,000 shares.

   NOTE 5  RELATED TRANSACTIONS

          License Agreement
          -----------------

          The Company has entered into a license agreement under the terms of the acquisition agreement with Media Finance en Suisse GMBH. Such license agreement provides for a monthly payment of $25,000 ($300,000 per year) for 20 years. Media Finance en Suisse GMBH is a company controlled by the President, Chief Executive Officer and principal stock holder of the company. The Company at September 30, 2004 has prepaid the license fee for the three months ending December 31, 2004 and has been recorded as a prepayment in the Company's financial statements.

          Distribution Agreement
          ----------------------

          The Company has entered into a service agreement with Eurostar facilities, BV hereafter referred to as "Eurostar". Under the terms of the service agreement Eurostar is to provide all international transmissions and communications with the Kiosks, provide administration and support services, including management personnel, to the Company's wholly owned operating entity Satellite Suisse GMBH. The agreement is for a minimum of 5 years commencing November 3, 2003 and provides for a base monthly payment of $55,000 ($50,000 for transmission service and $5,000 for rent of installed equipment). Additionally, it provides for separate hourly rates for management personnel, technical staff and administrative staff. During the nine months ended September 30, 2004, the Company has paid Eurostar approximately $854,000 of which approximately $424,000 is owed at September 30, 2004.

          At the time the agreement was consummated, the President and Chief Executive Officer of Satellite Suisse GMBH had an investment interest in Eurostar which was subsequently severed in December 2003.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004


   NOTE 6  OPERATING LEASES

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

                 Three months ended December 31, 2004          $  9,528
                         Year ended December 31, 2005            38,112
                                                 2006            38,112
                                                 2007            22,552
                                                 2008            19,440

   NOTE 7  EMPLOYMENT CONTRACT

          The Company has entered into an employment contract with the President and Chief Operating Officer of Satellite Newspaper Suisse, GMBH. The contract commenced January 1, 2004 and its duration is infinite. The agreement provides for a monthly salary of approximately $10,000 per month plus reasonable travel expenses.

   NOTE 8  LITIGATION

          Two former U.S. employees of Satellite Newspapers Corporation have brought suit against the Company in Florida for breach of employment contracts and unpaid salaries, fringe benefits and travel expenses. The complaint does not specify any dollar amount. The company believes the suit is without merit and intends to fight the case vigorously.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Satellite Enterprises Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

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

THE BUSINESS OF THE COMPANY - AS OF SEPTEMBER 30, 2004

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

Private Placement Offering - GCH Capital
----------------------------------------

In November 2003, the Company entered into private placement agreements with Hyde Investments, LTD., and Livingston Investments, LTD, British Virgin Islands Corporations, whereby these entities would purchase 15,000,000 shares of the Company's common stock at $0.06 per share net of 10% for commissions with the right to purchase and sell an additional 15,000,000 shares once $1,000,000 has been paid to the Company. The intent of the agreement is for the Company to receive approximately $200,000 per month from the sale of its common stock. Through December 31, 2003, the Company received $79,465 in net proceeds from the sale of 1,324,350 shares of its common stock.

In connection with the private placement offering, a warrant was issued to GCH Capital, LTD for 3,000,000 shares of the Company's common stock at an exercise price of $0.06 per share. The warrant is fully vested and exercisable as at the date of the agreement, November 26, 2003.

Consulting Agreement - GCH Capital, LTD
---------------------------------------

On December 1, 2003, the Company entered into a consulting agreement with GCH Capital, LTD to provide assistance relating to business acquisition and general business strategies. Under the terms of the agreement, the Company was to issue 5,000,000 shares of the Company's common stock. None of these shares were issued as of December 31, 2003. In March 2004, the Company issued 5,000,000 shares. GCH Capital, LTD is also to receive a monthly consulting fee of $10,000 per month for 36 months. The Company has the right to buy back up to 1,000,000 shares of the common stock held in escrow at $0.20 per share provided that such purchase right shall expire as to 50,000 shares on the first day of each month, beginning January 1, 2004.

GCH Capital, LTD also received an additional warrant for 3,000,000 shares of the company's common stock as part of a consulting agreement dated December 31, 2003. The exercise price of the warrant is $0.06 per share, and is fully vested and exercisable at the date of the agreement.

Increase in Authorized Shares
-----------------------------

On March 11, 2004, the Directors and Shareholders of Satellite Enterprises Corp. approved an increase in the authorized number of shares of common stock from 200,000,000 to 500,000,000 and declared a 3-for-1 stock split effective in the form of a 200% dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004. All share data and per share figures have been adjusted to give effect to the 3-for-1 split.

Stock Option Agreement
----------------------

On November 26, 2003, the shareholders approved a Stock Purchase Option Agreement with Media Finance en Suisse Holding GMBH, a Swiss Corporation ("Media Finance"). Media Finance is wholly owned by the family of the President and Chief Executive Officer of the Company. This option agreement allowed the Company to acquire the right to purchase 100% of the shares of common stock of Suisse and a 20 year exclusive license agreement to distribute all satellite device content. The exercise of this option agreement gave the Company worldwide rights to market and distribute its products. Under the Option Agreement, Media Finance grants the Company the right and option to acquire from it all of the shares of Suisse (20,000 shares) for the aggregate consideration of 126,000,000 shares of common stock, par value $0.001 per share of the company.

Other Stock Issuances
---------------------

During the first quarter of 2004, GCH Capital, as part of the private placement, sold 6,830,864 shares for $409,443. The shares were sold at $0.06 per share , net of commissions.

The company issued 5,000,000 shares of its common stock to GCH Capital valued at $0.06 per share or $300,000 in connection with a 3 year consulting agreement relating to investment banking commencing December 1, 2003.

In May 2004, the Company entered into a private placement arrangement with a group of investment bankers as amended on October 29, 2004 to sell 8,695,653 shares of its common stock at a price of $0.23 per share and the issuance of $500,000 5% convertible debentures due October 31, 2005. The debentures are convertible into common stock at $0.23 per share. Interest is payable to maturity. The Company will receive the proceeds of the convertible debentures upon filing of a registration statement to register the shares sold under the private placement. The net proceeds to the Company is anticipated to be $2,167,140 after deducting $332,860 for underwriting, legal and professional fees. Additionally, $150,000 was paid to GCH Capital as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the Company's common stock owned by Media Finance en Suisse GMBH was pledged as collateral, 8,695,653 warrants were issued to acquire shares of the Company's common stock at $1.50 per share and the Company has issued an option to each of the investors to purchase an equivalent number of shares within a four month period subsequent to the effective date of the Registration Statement at $0.23 per share.

Under the terms of the securities Purchase Agreement, the company is subject to penalties payable in cash or stock for non-compliance with certain terms and conditions of the agreement.

On August 27, 2004, GCH Capital was issued 581,949 shares of common stock valued at $0.0667 per share in payment of accounts payable in the amount of $38,816.

Stock Options
-------------

On December 1, 2003, the Company granted options to purchase 24,309,000 shares of the company's common stock to consultants with an exercise price of $0.06 per share. These options vested immediately and will expire five years from issuance date. The options issued to consultants had a fair value of $244,692 based upon the Black-Scholes options pricing model. The compensation associated with these options was expensed during the six months ended December 31, 2003.

Transactions involving options are summarized as follows:

   Balance - July 1, 2003                                     0    $    0
   Options granted December 1, 2003                  24,309,000    $0.066

Balance December 31, 2003 and September 30, 2004     24,309,000    $0.066

          The following table summarizes information concerning stock options outstanding at December 31, 2003 and September 30, 2004.

                                                                      Remaining
  Period   Exercise Price Number Outstanding Contractual Life Number Exercisable
---------- -------------- ------------------ ---------------- ------------------

12-31-2003     $0.066        24,309,000         5    years         24,309,000
 9-30-2004                                      4.25 years

Stock Warrants
--------------

The Company has issued stock warrants to purchase an aggregate of 4,050,000 shares of the Company's common stock at $0.11 through June 2006 as part of a general release and settlement agreement entered into with respect to previously issued convertible debentures. These warrants are fully vested and 100% exercisable.

Reserved Shares
---------------

At December 31, 2003, the Company reserved 50,398,132 shares of its common stock under existing agreements for private placements, options, warrant agreements and consulting arrangements. At September 30, 2004, the Company reserved 25,659,000 shares.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 6, 2004 the Company filed a Schedule 14C dated July 2, 2004 which was mailed to the shareholders of record that the Company by prior approval of the board of directors by prior approval by written consent of the holders of a majority of the Company's outstanding shares of common stock, approved a resolution to, amend Article 4 of the Articles of Incorporation of Satellite by increasing the number of authorized shares from 200,000,000 shares of common stock to 500,000,000 shares of common stock, all with a par value of $0.001 per share, and correspondingly increase the number of issued and outstanding shares of common stock held by each stockholder of record, as a result of a 200 percent stock dividend.


ITEM  5.  OTHER INFORMATION

None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K:

     During the three months ended September 30, 2004, the Company did not filed any reports on Form 8-K:


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


                                                  SATELLITE ENTERPRISE CORP.
                                               --------------------------------
                                                       (Registrant)



Date:  November 22, 2004                    By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  November 22, 2004                    By:  /s/ LEO VAN DE VOORT
                                               --------------------------------
                                               Leo Van de Voort
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)