Form 10KSB
period 2004-12-31
SATELLITE ENTERPRISES CORP
filed 2005-04-19
CIK 1061688

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       OR

            |_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________

                        Commission File Number 000-26607

                           SATELLITE ENTERPRISES CORP.
           (Name of small business issuer as specified in its charter)

            Nevada                                             88-0390828
            ------                                             ----------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification No.)

                            Bank of America Building
                               980 Post Road East
                           Westport, Connecticut 06880
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (203) 672-5912

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer had revenues of $1,090,571 for the year ended December 31, 2004. As of April 13, 2005, 226,292,559 shares of Common Stock were outstanding of which 105,292,559 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 13, 2005 was $14,740,958.26 (based upon the closing bid price on such date on the OTCBB of $0.14).

Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I.......................................................................................................4

   ITEM 1.   DESCRIPTION OF BUSINESS.........................................................................4

   ITEM 2.   DESCRIPTION OF PROPERTIES.......................................................................8

   ITEM 3.   LEGAL PROCEEDINGS...............................................................................8

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................9

PART II      ................................................................................................9

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................9

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........10

             Forward-Looking Statements.....................................................................10

   ITEM 7.   FINANCIAL STATEMENTS...........................................................................12

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........13

   ITEM 8A   CONTROLS AND
              PROCEDURES....................................................................................13

   ITEM 8B   OTHER
              INFORMATION...................................................................................13

PART III ...................................................................................................14

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT..............................................................14

   ITEM 10.  EXECUTIVE COMPENSATION.........................................................................15

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................16

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................16

PART IV      16

   ITEM 13.  EXHIBITS.......................................................................................17

   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................19

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Summary

We receive, distribute and sell newspaper data on a daily basis through multiple outlets or Kiosks. We produce and sell the Kiosks on an international basis. After introducing the CLiENT Application CD-ROM version, we increasingly sell Newspaper prints via this channel. We generate revenue as follows:

      o     we receive a fee for each Kiosk sold;
      o     we receive a user license fee per Kiosk per year;
      o     the user printing at a Kiosk pays a printing fee;
      o we receive a fee for each client application sold in addition to a yearly user fee; and
      o we receive a percentage of each sale at each user of the client's kiosks.

We distribute our content through the use of five satellite stations and three uplink stations.

History

We were formed as a Nevada corporation on April 14, 1998 to operate a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, we sold a limited quantity of jewelry through direct mail and word of mouth advertising.

On July 29, 2000, subsequent to the close of our June 30, 2000 fiscal year, we acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation, in a stock for stock exchange. GreenVolt Corp. was in the process of developing fuel cell technologies for commercial and industrial use. In connection with this transaction, our management changed, and we disposed of our retail jewelry business in September 2000, by transfer of all jewelry assets and liabilities to Larry Beck, a former director of our company. In connection with such transaction, we changed our name from Beck & Co., Inc. to GreenVolt Corp.

On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of our common stock from Thomas L. Faul, an officer and director of our company. Such shares represented approximately 53% of our issued and outstanding common stock. Mr. Faul resigned as our sole officer and director, after appointing Robert Hodge as our new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of our company for various claims, we transferred our wholly-owned subsidiary, GreenVolt Corp., to Faul.

On August 28, 2002, we changed our name to Satellite Enterprises Corp., and on September 15, 2002, we completed a one-for-one-hundred reverse stock split of our outstanding common stock. During fiscal year 2003, we concentrated our efforts on maintaining our corporate status and seeking a merger candidate.

On June 20, 2003, we entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under the Rights Agreement, Satellite Newspapers appointed us as its irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper Kiosks (hereinafter "KiOSK") in North, South and Central America. These rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territories granted to our company which include North, Central and South America.

In October 2003, Satellite Newspapers sold their patents, software and trademarks to Media Finance en Suisse GMBH, a Swiss corporation (hereinafter "Media Finance"). Thereafter, Media Finance set up an operating subsidiary, Satellite Newspapers Suisse GMBH, a Swiss corporation (hereinafter "Swiss Satellite Newspapers"). Media Finance granted Swiss Satellite Newspapers a twenty year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement on a worldwide basis.

On November 26, 2003, we entered into a Stock Purchase Option Agreement dated November 26, 2003 with Media Finance for the purchase of 100% of Swiss Satellite Newspapers. This option agreement allowed us to acquire the right to purchase 100% of the shares of common stock of Swiss Satellite Newspapers. On February 15, 2004, we exercised the option and acquired 100% of Swiss Satellite Newspapers in consideration for the issuance of 126,000,000 shares of common stock.

The Business and its Objectives

The license agreement entered into between Media Finance and Swiss Satellite Newspapers appoints Swiss Satellite Newspapers as the exclusive distributor to promote sell and/or lease the Kiosks, content distribution applications and derived content throughout the world. The license agreement expires in November 2023 and requires that Swiss Satellite Newspapers makes a monthly payment to Media Finance of $25,000, which has been increased to $30,000 as of January 1, 2005. In the event that Swiss Satellite Newspapers fails to make the $30,000 payment for two consecutive months, then Media Finance may terminate the license without notice to Swiss Satellite Newspapers.

Swiss Satellite Newspapers consists of two subsidiaries, Satellite Newspapers Content BV a Dutch corporation that negotiates agreements with newspapers throughout the world for the rights to distribute their content and Satellite Newspapers Trading BV, which has the production rights to produce and sell the KiOSKs.

Swiss Satellite Newspapers has entered into a sub-master license agreement of its content for a licensing fee in Asia, the Middle East, Europe, Australia, Africa, South America and the South Pacific. Each license agreement provides a monthly minimum fee as well a percentage of revenue generated in each territory. In connection with these licensing agreements, Swiss Satellite Newspapers has also entered into a Sales Contract with each of the sub-distributors for the sale of the Kiosks. Each sales contract provides that Swiss Satellite Newspapers, though one of its wholly owned subsidiaries, will sell Kiosks to each sub-distributor at a set price.

Swiss Satellite Newspapers entered into an agreement with Eurostar Facilities BV ("Eurostar") to outsource its delivery and transmission of its content worldwide. On September 30, 2004, the agreement was terminated with Eurostar. We terminated this agreement as we elected to conduct all delivery and transmission of our content worldwide internally.

Our goal is to establish the Satellite Newspapers KiOSK name as the defacto standard in remote electronic newspaper printing Kiosks. We intend to make newspaper content available on demand to those in need of timely affordable information. We have entered into copyright license agreements with over 170 newspapers throughout the world, which enables Swiss Satellite Newspapers to deliver the content of each paper in exchange for a royalty fee.

We will facilitate the communications requirements of numerous users from business travelers looking for up to date home information, to foreign nationals who wish to stay in touch with their home country, to students studying foreign cultures, to remote or isolated communities to anyone interested in news from locations around the world.

We intend to create a new cost effective channel to market for hundreds of global newspaper publishers and media organizations ensuring access to their content anywhere in the world.

Our revenues will be derived from the following major areas:

      o SALES OF SATELLITE NEWSPAPER KiOSKs - an automated newspaper stand which prints-on-demand and delivers in two minutes a copy of any of our syndicated newspapers.

      o SALES OF SATELLITE NEWSPAPER CLiENTS - a software application tool which enables users to download and print a copy of any of our syndicated newspapers.

      o SALES OF MASTER SUB-LICENSES - we intend to set up master sub-licensing agreements worldwide with strategic partners whereby they sell the KiOSK distribution system within their territory on a revenue sharing basis.

The KiOSK is a self-contained, fully automated newspaper-vending unit. The unit is capable of receiving files, processing payments and on demand printing of newspapers. The KiOSK continuously receives the latest editions of the newspapers via multicast transmission through our satellite network.

We are focused at the business development and promotion of our digital KiOSK remote newspaper concept by utilizing sub-master licensing agreements with major regional strategic partners. Our primary objectives for the 2003-2007 time periods will be to establishment of sub-master licensing agreements with major regional strategic partners throughout the world.

Market Information and Analysis

When it comes to newspapers, travelers appreciate, but rarely get, the comfort and convenience of reading news in their own languages and in their preferred newspapers. If there are international versions, they usually arrive late. Compounding the current problem, and supporting our view that there is a significant market for print-on-demand newspapers, publishers spend large amounts of money on air freight, and often deliver more copies overseas than they actually sell. Moreover, readers are asked to pay much higher prices for inferior international products--that is newspapers that come late and consequently carry old news.

We strongly believe that the printed-paper model will continue to thrive despite the growth of the Internet. Publishers today, appear reluctant to aggressively promote the Internet delivery model because of the threat of the loss of intellectual property and the inability to develop sustainable business propositions that actually generate profitable revenues. By providing a single global electronic distribution network system, our KiOSK system will provide readers with reasonably priced, current editions of newspapers in a convenient time frame and in a familiar format. The familiar format of the printed newspaper has proved itself capable of surviving, despite the many dramatic changes in the communications industry.

We believe our KiOSK system has another advantage. It provides international distribution channels at much lower cost than might be the case with traditional newspapers. Publishers will also be able to specify which sites will receive their newspaper, in order to avoid competition with any conventional distribution system. All together, we believe this will open new markets and create realistic opportunities for publishers to expand regular circulation and to provide a competitive advantage over other electronic media.

We intend to provide for the worldwide distribution of up-to-date, condensed versions of daily newspapers, in a variety of languages, anywhere around the globe.

The International Traveler

Addressing the needs of the mobile traveler will dictate a strategy whereby our KiOSKs are placed at key locations with high traffic. These locations will include airports (including executive lounges), and hotels that cater to international travelers. In addition, urban locations that have high concentrations of immigrant ex- patriot populations (e.g. New York, Miami, San Francisco, Los Angeles, Seattle, Montreal, Toronto, Vancouver, Sao Paolo, etc...) will also be targeted by positioning Satellite Newspapers KiOSKs in key locations with high traffic appeal to these demographics. These would include upscale bookstores, cafe chains, malls with international appeal, and newspaper/magazine retailers in ethnic neighborhoods.

The Domestic Single-Copy Buyer

Single-copy buyers are mainly occasional and/or utility readers. They buy a newspaper with a specific purpose in mind. They may be looking for local news from back home, getting an international perspective of world happenings, checking business and financial information or checking on international sports scores. In addition to those who buy a newspaper for a specific purpose, there are a substantial number of single-copy buyers who purchase newspapers on a regular basis. Single-copy buyers are a distinct segment of the total newspaper audience. Understanding the specific attributes of this market with respect to international purchasing will be important to our creating successful, targeted single-copy marketing and promotional plans. While we are targeting the purchase of international publications, these buyers may also seek the convenient access that our KiOSK provides, for domestic financial, sports and news information.

Rural Community Development

In addition to the market potential created by the international traveler and multi-cultural urban dwellers, we believe the rural market for low volume readership can now be addressed in a very efficient manner. The distribution costs to deliver newspapers to rural areas can now be dramatically decreased by using the Satellite Newspapers KiOSK digital distribution model. This print-on-demand model eliminates the waste associated with the typical newspaper model. Today newspapers are printed based on a demand estimate which many times results in either an under supply or over supply. When the over supply is not sold, they are disposed of, resulting in needless cost expense and environmental waste. In addition to delivery cost improvements, the rural market can now enjoy the benefits of flexible access to many domestic and international newspapers, otherwise either previously not accessible to them, or accessible only by subscription and mail delivery.

The Publishers Market

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

We intend to redefine these procedures for remote areas and traveling readers by offering publishers cost efficient alternatives to these issues.

Our KiOSK gives us the flexibility to deliver on a daily basis all of our affiliated newspapers in all of our locations worldwide. This service is currently offered to the publisher at no cost. We intend to pay a commission on sold issues.

By adopting a publisher-oriented approach, we aim to involve the content generator in our success. This value proposition is beneficial to both parties as publishers are able to dramatically reduce their remote distribution costs. This will provide new publishers incentives not only to join the program, but also to promote to their traveling readership.

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

It is also acknowledged that a number of end users may obtain their news requirements from the Internet. However, there continues to be a compelling demand for paper versions to suit the preferences of many end users who choose the simplicity, versatility, portability and user-friendliness of a paper copy of a newspaper.

There are several key competitors in the remote digital printing arena including IBM, Xerox, Xeikon, NewspaperDirect and Oce. However, these competitors differ from our KiOSK system in several areas. They are promoting a business model that requires newspapers to be printed at a centralized location, using high-speed printers. This results in newspapers that must be physically delivered to the end-user. This business model is interesting in that it can also take advantage of existing local printing and distribution enterprises, rather than trying to set up new distribution points where none existed previously. Also significant is that these companies aren't merely attempting to sell their printers for this application; they are using their expertise in finding local resources and in arranging the business deals among these partners and publishers.

However, this is not a true print on-demand model and there are additional distribution costs to be absorbed due to the requirement for shipping of the locally printed newspapers to the end-users. Our KiOSK model places the system as close to the end-user as possible; printing only what is actually purchased by the consumer, at the actual consumer location.

IBM, Xerox, Oce, NewspaperDirect and Xeikon have developed business models based on a larger scale philosophy, as opposed to our KiOSKs more targeted approach which focuses on hotels, airports, cruise ships, bookstores, etc. Our competitors are searching for high-volume printing establishments and large-scale distributors to increase the volume of business.

We believe that both business models can co-exist, with our KiOSK digital KiOSK model aimed more specifically at the single copy buyer and the other competitor models better suited to subscription based or volume international readership.

Employees

We presently have 16 full time employees and 1 part-time employee

ITEM 2 DESCRIPTION OF PROPERTIES

We lease our office space on a rent free basis, which are located at the office of our General Counsel Jerry Gruenbaum at Bank of America Building, 980 Post Road East, Westport, Connecticut 06880.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Except for the following, we are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations:

      o On May 14, 2004, Fred DeVries and Renato Mariani (the "Plaintiffs") filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company's CEO claiming fraud. The Plaintiffs are seeking monies and benefits owed in connection with the employment agreements as well as other damages. The trial is set on the three month docket running from October 3, 2005 through December 16, 2005. The Company has filed an Answer and Affirmative Defenses.

      o Three Dutch companies in the Netherlands have commenced a legal procedure against Satellite Newspapers Content B.V. claiming an amount due to them of approximately $156,000. The parties have agreed to suspend legal action until June 1, 2005 based upon a settlement reached in February 2004 whereby a shareholder of the Company will surrender a comparable number of Company shares to offset the obligation.

      We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since August 2002. Our symbol is "SENR". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                           High                       Low
--------------------------------------------------------------------------------
         2005
--------------------------------------------------------------------------------
         First Quarter                     $0.26                      $0.13
--------------------------------------------------------------------------------
         2004
--------------------------------------------------------------------------------
         Fourth Quarter                    $0.35                      $0.21
--------------------------------------------------------------------------------
         Third Quarter                     $0.77                      $0.27
--------------------------------------------------------------------------------
         Second Quarter                    $2.37                      $0.32
--------------------------------------------------------------------------------
         First Quarter                     $4.15                      $4.05
--------------------------------------------------------------------------------
         2003
--------------------------------------------------------------------------------
         Fourth Quarter                    $1.47                      $1.47
--------------------------------------------------------------------------------
         Third Quarter                     $2.60                      $1.25
--------------------------------------------------------------------------------
         Second Quarter                    $1.20                      $0.07
--------------------------------------------------------------------------------
         First Quarter                     $0.75                      $0.05
--------------------------------------------------------------------------------

As of April 13, 2005, there were 226,292,559 shares of common stock outstanding.

As of April 13, 2005, there were approximately 625 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Securities Authorized for Issuance Under Equity Compensation Plans

      As of the year ended December 31, 2004, we did not have an equity compensation plan authorizing us to issue shares of common stock

Dividends

      It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company sold the following shares of common stock during the three fiscal year ended December 31, 2004 (adjusted to reflect reverse stock splits and share issuances through April 15, 2004) without registration based on Regulation S or
Section 4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.

 Date         Shares  Purchasers             Total Price          Exemption
--------------------------------------------------------------------------------
04/05/04     169,300  Foreigners           $33,860(1)           Regulation S
--------------------------------------------------------------------------------
03/03/04      67,791  Foreigners           $13,558(1)           Regulation S
--------------------------------------------------------------------------------
03/02/04     562,144  Foreigners          $112,429(1)           Regulation S
--------------------------------------------------------------------------------
02/15/04     215,920  Foreigners           $43,184(1)           Regulation S
--------------------------------------------------------------------------------
02/09/04   1,348,321  Foreigners          $269,664(1)           Regulation S
--------------------------------------------------------------------------------
(1) Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

On November 26, 2003, we entered into a Stock Purchase Option Agreement dated November 26, 2003 with Media Finance for the purchase of 100% of Swiss Satellite Newspapers. This option agreement allowed us to acquire the right to purchase 100% of the shares of common stock of Swiss Satellite Newspapers. On February 15, 2004, we exercised the option and acquired 100% of Swiss Satellite Newspapers in consideration for the issuance of 126,000,000 shares of common stock.

During the six months ended June 30, 2004, 6,830,864 shares of common stock were sold under a private placement agreement with GCH Capital, LTD. The total aggregate proceeds received was $409,444.

On April 16, 2004, the Company issued to GCH Capital, LTD 5,000,000 shares of its common stock valued at $0.01 per share as consideration under the investment banking arrangement.

To obtain funding for our ongoing operations, on May 19, 2004, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold 10,869,565 shares of common stock to accredited investors in a private offering. In connection with the offering, we sold 10,869,565 shares of common stock at a price of $.23 per share. In addition, we also issued 10,869,565 common stock purchase warrants exercisable at $1.50 per share. We raised an aggregate of $2,500,000 in connection with this offering. In November 2004, we entered into an amendment of the Securities Purchase Agreement whereby we cancelled 2,173,913 shares of common stock and issued to the investors to the investors secured convertible debentures in the amount of $500,000.

On October 5, 2004, GCH Capital exercised 4,823,529 of its common stock warrants under a cashless/net exercise program.

On November 1, 2004, the Company entered into an agreement with GCH Capital whereby the Company terminated its investment banking relations with respect to the private placement offering agreement for its common stock dated November 11, 2003. As consideration for terminating the agreement, the Company issued 6,000,000 shares of its common stock to GCH Capital.

The Company entered into an agreement to acquire on August 31, 2004 to acquire a 52% interest in SoliDAm, a software development company located in the Netherlands. The purchase price is to consist of the issuance of a $125,000 note payable to the stockholders of SoliDAM as well as 919,926 shares of the Company's common stock. If all the conditions set forth in the agreement are satisfied, the closing of the transaction will take place in the fourth quarter of 2004. On October 6, 2004, the shares were issued. The note payable has not been executed as of December 7, 2004. The effect of this transaction has not been included in these financial statements.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

      Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

      We receive, distribute and sell newspaper data on a daily basis through multiple outlets or Kiosks. We produce and sell the Kiosks on an international basis. After introducing the CLiENT Application CD-ROM version, we increasingly sell Newspaper prints via this channel. We generate revenue as follows:

      o     we receive a fee for each Kiosk sold;
      o     we receive a user license fee per Kiosk per year;
      o     the user printing at a Kiosk pays a printing fee;
      o we receive a fee for each client application sold in addition to a yearly user fee; and
      o we receive a percentage of each sale at each user of the client's kiosks.

We distribute our content through the use of five satellite stations and three uplink stations.

Managements' Discussion and Analysis

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

      We had net sales of $1,090,571 for the year ended December 31, 2004 as compared to $82,705 for the year ended December 31, 2003. This increase in net sales is a result of our change in business operations to focus on the deployment of electronic newspapers through our KiOSK system as well as our recently launched CLiENT Software Application.

Cost and Expenses

      Cost and expenses for the year ended December 31, 2004 was $9,021,805 as compared to $1,008,670 during the year ended December 31, 2003, which consisted of selling, general and administrative costs and services. Cost and expenses during the year ended December 31, 2004 included cost of services ($944,613), selling general and administrative ($3,099,716), stock issued for services ($3,560,000) and depreciation and amortization ($286,376) and Impairment of Goodwill ($1,131,100). This increase in cost and expenses is a result of our change in business operations to focus on the deployment of electronic newspapers through our KiOSK system as well as our recently launched CLiENT Software Application.

      As a result of the foregoing factors, we realized a net loss of $7,931,234 for the year ended December 31, 2004 compared to a net loss of $925,965 for the year ended December 31, 2003.

Liquidity and Capital Resources

      At December 31, 2004, we had a working capital deficit of $1,575,553. Further, at December 31, 2003 we had a working capital deficit of $73,170, as a result our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

      There is no assurance of financial viability for Swiss Satellite Newspapers. We depend on the financial viability of Swiss Satellite Newspapers for our content and satellite transmission. Swiss Satellite Newspapers has limited revenues to date. Our business would be materially harmed if Swiss Satellite Newspapers is unable to continue to provide us with its content, satellite transmission and technical support.

      On December 1, 2003, we entered into a consulting agreement with GCH Capital, Ltd to provide assistance relating to business acquisition and general business strategies. On April 16, 2004, we issued 5,000,000 shares of common stock to GCH Capital Ltd. in consideration for services provided. There is also a monthly consulting fee of $10,000 per month for 24 months payable from the above shares. In connection with the May 2004 private placement, we paid GCH Capital, Ltd $150,000 to terminate the consulting agreement.

      We had unsecured loans to individuals in the amount of $1,247,878 at December 31, 2004. The loans matured between July and November 2004 and are currently past due. The loans were interest free for the first year and accrue interest at the rate of 6% commencing after the first anniversary date of the loan. As of the date hereof, we have not repaid these loans.

      As of December 31, 2004, Roy Piceni, our principal stockholder and an executive officer and director, has advanced our company $1,436,617.

      To obtain funding for our ongoing operations, on May 19, 2004, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold 10,869,565 shares of common stock to accredited investors in a private offering. In connection with the offering, we sold 10,869,565 shares of common stock at a price of $.23 per share. In addition, we also issued 10,869,565 common stock purchase warrants exercisable at $1.50 per share. We raised an aggregate of $2,500,000 in connection with this offering. In November 2004, we entered into an amendment of the Securities Purchase Agreement whereby we cancelled 2,173,913 shares of common stock and issued to the investors to the investors secured convertible debentures in the amount of $500,000.

      We believe we will still need additional investments in order to continue operations to cash flow break even. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

Cash Flows

      Net cash used in operating activities was $2,342,285 for the year ended December 31, 2004 and $547,808 for the year ended December 31, 2003. This decrease was primarily due to the increase in the net loss.

      Net cash provided by financing activities was $2,798,159 and $1,076,440 for the year ended December 31, 2004 and 2003, respectively. The net cash provided by financing activities for the year ended December 31, 2004 consisted primarily of proceeds from sale of common stock and stock subscription receipts.

      During the year ended December 31, 2004 the net cash used in financing activities consisted primarily of $93,953 from the acquisition of property and equipment.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7. FINANCIAL STATEMENTS.

      Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 22, 2003, Callahan, Johnston & Associates, LLC (hereinafter "Callahan") resigned as the principal accountant engaged to audit our financial statements. Callahan performed the audit of the Company's financial statements for the fiscal year ended June 30, 2003 and June 30, 2002. During our two more recent fiscal years and the subsequent interim period preceding the date of their resignation, there were no disagreements with Callahan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Callaha's satisfaction would have caused Callahan to make reference to this subject matter of the disagreements in connection with Callahan's report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

      The audit reports of Callahan for the Company's fiscal year ended June 30, 2003 and June 30, 2002 did not contain an adverse opinion, a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In this connection, Callahan issued a going concern opinion in its audit report dated October 21, 2003 on the our financial statements for the years ended June 30, 2003 and June 30, 2002 included in the Form 10-KSB filed with the Securities and Exchange on October 22, 2003.

      Effective on November 25, 2003, we engaged Meyler & Company, LLC, our current Certified Public Accountants to audit the our financial statements. Prior to its engagement, we had not consulted with Meyler & Company, LLC with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

      The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company's internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors as of April 14, 2005 are as follows:

--------------------------------------------------------------------------------
           Name                  Age                 Position
--------------------------------------------------------------------------------
Roy Piceni                        37                 President, Chief
                                                     Executive Officer and
                                                     Director
--------------------------------------------------------------------------------
Leo P. F. van de Voort            46                 Chief Financial Officer
--------------------------------------------------------------------------------
Henk Meijer                       44                 Director
--------------------------------------------------------------------------------

MR. ROY PICENI/PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Piceni has served as Chief Executive Office of our company since December 19, 2003. Prior to joining our company, Mr. Piceni was the founder of Satellite Newspapers Worldwide and was employed there since 2000. From 1995 to 2000, Mr. Piceni was employed with Eurostar as CEO. Mr. Piceni provides 100% of his time to our company.

MR. LEO P. F. VAN DE VOORT/CHIEF FINANCIAL OFFICER

Prior to joining our company, Mr. van de Voort, age 46, served as the Chief Financial Officer of Flex Group Nederland from 2001 to 2004. Mr. van de Voort's experience prior to joining Flex Group Nederland includes serving as the Director of Corporate Finance for Kempen & Co. from 1999 to 2001, the manager of mergers and acquisitions for Twynstra from 1996 to 1999, a strategy consultant for A.T. Kearney from 1994 to 1996 and manager of mergers and acquisitions for KPMG Corporation Finance from 1989 through 1994. Mr. van de Voort studied Dutch language and Dutch literature and Dutch law at Erasmus University where he graduated in from 1983 and received his MBA from Rotterdam School of Management in 1989.

MR. HENK MEIJER/DIRECTOR

Prior to joining our company, since 1999, Mr. Meijer served in various capacities with companies that licensed our technology throughout the world including serving as the general manager of Satellite Newspapers Europe and Satellite Newspapers Asia. From 1992 though 1998, Mr. Meijer served as general manager for Siextrans, a Russian export company. Mr. Meijer studied mathematics and geography at the University of Amsterdam and graduated in 1983.

Audit Committee

      The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The board of directors have determined that at present we do not have an audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Code of Ethics

      Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more then 10 percent of our Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports by such dates during fiscal 2003. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2004, there was no failure to comply with
Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2003 and 2004 concerning cash and noncash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation:
                                                         ------------------------------------------
                      Annual Compensation                Awards                            Payouts
                      ---------------------------------  --------------------------------  --------
(a)             (b)     (c)       (d)      (e)           (f)             (g)               (h)         (i)
Name and                                   Other Annual  Restricted      Securities        LTIP
Principle               Salary    Bonus    Compensation  Stock Award(s)  Underlying        Payouts     All Other
Position        Year     ($)      ($)      ($)           ($)             Options/SARs (#)  ($)         Compensation ($)
--------        ----     ---      ---      ---           ---             ----------------  ---         ----------------
Roy Piceni      2004      --       --       --            --                    --          --         --
                2003       0        0        0             0              1,825,000          0          0
                                                                           at $0.20
                2002      --       --       --            --                    --          --         --

Thomas Fahl     2004      --       --       --            --                    --          --         --
                2003      --       --       --            --                    --          --         --
                2002  60,000       --       --            --                    --          --         --

other officers receiving cash in excess of 100K?

EMPLOYMENT CONTRACTS

We entered into an employment agreement with Roy Piceni, our CEO. The employment agreement commenced January 1, 2004 and the duration is infinite. The agreement provides for a monthly salary of $10,000 per month plus reasonable travel expenses. We do not currently have any other employment contracts with any employees or consultants.

OPTION CONTRACTS

We implemented a 2003 Stock Option Plan in December 2003 for key employees and consultants in Holland and Switzerland totaling 24,309,000 at $0.06 per share. The following individuals are the recipients of the 2003 Stock Option Plan and the amount of shares involved:

           Roy Piceni                                     5,475,000
           Robert Piceni                                  4,380,000
           Ernst V Kranen                                 2,995,500
           Anne Bogaardt                                    547,500
           Sandy Hibma                                    2,102,400
           Karin Frank                                    1,314,000
           Ralph Vooys                                      876,000
           Karina Tettero                                   876,000
           Cees Jan Quirijns                                 43,800
           Eurostar                                       5,737,800
                                                         ----------
                                                         24,309,000

Family Relationships

      Currently there are no family relationships among our directors, executive officers or other persons nominated or chosen to become officers or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2005. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;
      o     each of our directors;
      o     each of our executive officers; and
      o     our executive officers and directors as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

                                      Beneficial      Percentage
Name and Address                      Ownership       of Class(1)
----------------                      ---------       -----------
Roy Piceni*                         121,000,000         53.47%
Lussiweg 37
CH 6300  Zug
Switzerland

Henk Meijer*                                0            0.00%
Lussiweg 37
CH 6300  Zug
Switzerland

Leo P.F. van de Voort*                      0            0.00%
Lussiweg 37
CH 6300  Zug
Switzerland

Total                                121,500,000         53.47%

* Executive officer and/or director.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of April 14, 2005. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 14, 2005 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 14, 2005, we had 226,292,559 shares of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

      In October 2003, Satellite Newspapers sold their patents, software and trademarks to Media Finance. Media Finance is 100% owned by Roy Piceni, a director of our company and CEO. Thereafter, Media Finance set up an operating subsidiary, Swiss Satellite Newspapers. Media Finance granted Swiss Satellite Newspapers a twenty year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

      On November 26, 2003, we entered into a Stock Purchase Option Agreement with Media Finance to acquire Swiss Satellite Newspaper. On February 15, 2004, we issued 126,000,000 shares of common stock in connection with the acquisition of Swiss Satellite Newspapers.

      As of December 31, 2004, Roy Piceni, our principal stockholder and an executive officer and director, has advanced our company $1,436,617. There is no specific maturity date and the loan is interest free. Inputed interest on the loan would approximate $42,000 for the nine months ended September 30, 2004 at an average rate of 5%.

ITEM 13. EXHIBITS

Exhibit
No.         Description
-------     -----------
2.1         Rights Agreement between Satellite Newspapers Worldwide NV, and
            Satellite Enterprises Corp. dated June 20, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

2.2 Stock Purchase Option Agreement entered between the Company and Media Finance en Suisse GMBH dated November 26, 2003 incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2004.

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

5.1         Sichenzia Ross Friedman Ference LLP Opinion and Consent

10.1 Securities Purchase Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with with the Securities and Exchange Commission on June 2, 2004.

10.2 Form of Warrant, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2004.

10.3 Joint Escrow Instruction, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2004.

10.4 Registration Rights Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2004.

10.5 Security Interest and Pledge Agreement, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2004.

10.6 Service Agreement entered between Eurostar Facilities BV and Satellite Newspapers Suise GMBH, incorporated by reference to the Company's Registration Statement on Form SB-2 filed with with the Securities and Exchange Commission on November 12, 2004.

10.7 Exclusive Global Distribution Agreement between Media Finance en Suise Holding GMHB and Satellite Newspapers Suise GMBH incorporated by reference to the Company's Registration Statement on Form SB-2 filed with with the Securities and Exchange Commission on November 12, 2004.

10.8 Amendment to the Securities Purchase Agreement dated October 29, 2004 , incorporated by reference to the Company's Registration Statement on Form SB-2 filed with with the Securities and Exchange Commission on November 12, 2004.

16.1 Letter from Callahan, Johnston & Associates, LLC, dated October 22, 2003 and March 5, 2004. (Incorporated by referenced to Form 8-K Current Report filed with the Securities and Exchange Commission on March 5, 2004).

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

During the fiscal years ended December 31, 2004, and 2003, Meyler & Company served as our auditors.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $42,500 and $ 16,600, respectively.

Audit Related Fees. For the years ended December 31, 2004 and 2003, the Company incurred fees to auditors of $0 and $0 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2004 and 2003 were $35,000 and $0, which fees primarily related to the review and consent to the Company's registration statement.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SATELLITE ENTERPRISES CORP.

Dated: April 15, 2005


By: /s/ Roy Piceni
   --------------------------------
    Roy Piceni
    CEO, President and Director


By: /s/ Leo P.F. van de Voort
   --------------------------------
    Leo P.F. van de Voort
    CFO and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                                 Title                                Date
         ----                                 -----                                ----
/s/ Roy Piceni                       CEO, President and Director               April 15, 2005
-----------------------------------  (Principal Executive Officer)
Roy Piceni


/s/ Leo P.F. van de Voort            CFO  (Principal Accounting/Financial      April 15, 2005
-----------------------------------  Officer)
Leo P.F. van de Voort


/s/ Henk Meijer                      Director                                  April 15, 2005
-----------------------------------
Henk Meijer

                           SATELLITE ENTERPRISES CORP.
                        (A Development Stage Enterprise)

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm               Page F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Cash Flows                                      F-4

Consolidated Statement of Stockholders' Deficit                            F-6

Notes to Consolidated Financial Statements                                 F-9

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Satellite Enterprises Corp.
Zug, Switzerland

We have audited the accompanying consolidated balance sheets of Satellite Enterprises Corp. and subsidiaries (a Development Stage Enterprise) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $10,212,366 since inception, has negative working capital, a stockholders' deficit, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                       /s/ Meyler & Company, LLC

Middletown, NJ
March 30, 2005

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
CURRENT ASSETS
   Cash                                                                       $     54,195    $     34,705
   Accounts receivable                                                             119,644          35,827
   Inventory                                                                        59,079
                                                                              ------------    ------------
         Total Current Assets                                                      232,918          70,532
EQUIPMENT, net of accumulated depreciation of
   $300,765 and $29,969 at December 31, 2004 and
     2003, respectively                                                          1,276,727       1,602,561
OTHER  ASSETS
   Deposits                                                                            236
   Technology rights                                                                15,458          15,458
                                                                              ------------    ------------
                                                                                    15,458          15,694
                                                                              ------------    ------------

         Total Assets                                                         $  1,525,103    $  1,688,787
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   5% Convertible subordinated debenture                                      $    500,000
   Accounts payable                                                                951,771          33,048
   Accrued expenses                                                                103,256          56,525
   Accrued salaries and related expenses                                           253,444          54,129
                                                                              ------------    ------------
         Total Current Liabilities                                               1,808,471         143,702

LONG-TERM LIABILITIES
   Notes payable to related parties                                              1,436,617       1,186,159
   Loans payable                                                                 1,247,878         873,926
                                                                              ------------    ------------
         Total Long -Term Liabilities                                            2,684,495       2,060,085

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 authorized
     5,000,000 shares, none issued and outstanding
   Common stock authorized 500,000,000 shares; par value $0.001; issued and outstanding 225,168,271 and 192,316,350 shares
      at December 31, 2004 and, 2003, respectively                                 225,169         192,316
   Additional paid-in capital                                                    7,405,929       1,524,202
   Stock subscription receivable                                                                   180,000
   Accumulated deficit                                                         (10,212,366)     (2,007,354)
   Accumulated  other comprehensive loss                                          (386,595)        (44,164)
                                                                              ------------    ------------
         Total Stockholders' Deficit                                            (2,967,863)       (515,000)
                                                                              ------------    ------------
           Total Liabilities and Stockholders' Deficit                        $  1,525,103    $  1,688,787
                                                                              ============    ============

                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Period
                                      Year Ended December 31,        January 2, 2002
                                   ------------------------------    (Inception) to
                                        2004             2003       December 31, 2004
                                   -------------    -------------   -----------------
NET SALES                          $   1,090,571    $      82,705    $   1,173,276

COSTS AND EXPENSES
   Cost of services                      944,613            3,320          947,933
   Selling, general and
     administrative                    3,099,716          736,373        4,917,478
   Stock-based compen-
     sation                                               244,692          244,692
   Stock issued for services           3,560,000           10,000        3,570,000
   Impairment of Goodwill              1,131,100                         1,131,100
   Depreciation and
     amortization                        286,376           14,285          300,661
                                   -------------    -------------    -------------
       Total Costs and Expenses        9,021,805        1,008,670       11,111,864
                                   -------------    -------------    -------------

NET OPERATING LOSS                    (7,931,234)        (925,965)      (9,938,588)

OTHER INCOME (EXPENSE)
   Currency loss                         (39,383)                          (39,383)
   Loss on disposal of equipment        (135,745)                         (135,745)
   Interest expense                      (98,650)                          (98,650)
                                   -------------    -------------    -------------
       Total Other Expense              (273,778)                         (273,778)
                                   -------------    -------------    -------------

NET LOSS                           $  (8,205,012)   $    (925,965)   $ (10,212,366)
                                   =============    =============    =============

NET LOSS PER COMMON
   SHARE (BASIC AND
    DILUTED)                       $       (0.04)   $       (0.02)   $       (0.06)


WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                       209,877,298       59,797,182      155,852,790
                                   =============    =============    =============

                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Period
                                                                                 January 2, 2002
                                                                              Year Ended December 31,
                                                                                 (Inception) to
                                                      2004            2003      December 31, 2004
                                                  ------------    ------------  -----------------
CASH FLOWS FROM
OPERATING
   ACTIVITIES
   Net loss                                       $ (8,205,012)   $   (925,965)   $(10,212,366)
   Adjustments to reconcile net loss to
     cash flows used in operating activities:
       Stock based compensation                                        244,692         244,692
       Common stock issued for services              3,560,000          10,000       3,570,000
       Depreciation                                    286,376          14,285         300,661
       Loss on disposal of equipment                   135,745                         135,745
       Impairment of goodwill                        1,131,100                       1,131,100
   Changes in operating assets and liabilities:
       Accounts receivable                             (83,817)        (26,162)       (119,644)
       Inventory                                       (59,079)                        (59,079)
       Accounts payable                                653,228          33,048         686,276
       Accrued expenses                                 39,859          48,165          96,384
       Accrued salaries and related expenses           199,315          54,129         253,444
                                                  ------------    ------------    ------------
         NET CASH FLOWS USED IN
           OPERATING ACTIVITIES                     (2,342,285)       (547,808)     (3,972,787)
                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Cash paid for property and equipment                (94,189)       (459,103)       (587,173)
   Deposits                                                236            (236)              ~
                                                  ------------    ------------    ------------
       NET CASH FLOWS USED IN
         INVESTING ACTIVITIES                          (93,953)       (459,339)       (587,173)
                                                  ------------    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES
   5% Convertible subordinated debenture               500,000                         500,000
   Cash received in acquisition of subsidiary            9,454                           9,454
   Advances from notes payable to related
      parties                                          115,078         694,238         831,811
   Change in loans payable                             (82,956)        263,907       1,260,396
   Proceeds from issuance of common stock            2,076,583         118,295       2,217,612
   Proceeds from stock subscription receivable         180,000                         180,000
                                                  ------------    ------------    ------------
       NET CASH FLOWS FROM
         FINANCING ACTIVITIES                        2,798,159       1,076,440       4,999,273
                                                  ------------    ------------    ------------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                    (342,431)        (42,687)       (385,118)
                                                  ------------    ------------    ------------
INCREASE IN CASH                                        19,490          26,606          54,195
CASH, BEGINNING OF PERIOD                               34,705           8,099               ~
                                                  ------------    ------------    ------------
CASH, END OF PERIOD                               $     54,195    $     34,705    $     54,195
                                                  ============    ============    ============

                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                   For the Period
                                                     Year Ended December 31,      January 2, 2002
                                                   ----------------------------   (Inception) to
                                                        2004            2003     December 31, 2004
                                                   -------------    -----------  -----------------
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Interest paid                                   $    94,484                    $    94,484

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Increase in paid-in capital from contribution
       of property and equipment                                    $1,131,444        1,131,444
     Recharacterization of loans payable to notes
       payable to related parties                                      469,426          469,426
     Common stock subscription receivable                              180,000          180,000
     Outstanding common stock of Satellite
       Newspapers Corp. at date of merger                                9,353            9,353
     Issuance of common stock for compensation                         244,692          244,692
     Issuance of common stock for consulting
       services                                        3,560,000        10,000        3,570,000
     Issuance of common stock in payment of
       accounts payable                                   38,816                         38,816
     Assets acquired and liabilities assumed in
       acquisition of 52% of subsidiary:
         Cash                                              9,454                          9,454
         Equipment                                         2,098                          2,098
         Goodwill                                      1,131,100                      1,131,100
         Accounts payable                               (304,311)                      (304,311)
         Accrued expenses                                 (6,872)                        (6,872)
         Loans payable                                  (456,908)                      (456,908)
         Acquisition note payable                       (135,380)                      (135,380)
         Issuance of common stock                       (239,181)                      (239,181)

                 See accompanying notes to financial statements.

                         SATELLITE ENTERPRISES CORP. AND
                                  SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        For the Period January 2, 2002 (Inception) to December 31, 2004

                                                                                                        Accumulated
                                          Common Stock          Additional                                 Other         Total
                                   --------------------------    Paid In    Subscription  Accumulated   Comprehensive  Stockholders
                                     Shares         Amount       Capital     Receivable     Deficit     Income (Loss)    Deficit
                                   ----------    ------------  ------------ ------------  -----------   ------------- -------------
Issuance of shares to
   original stockholders
   for cash                            30,000    $     61,564                                                          $     61,564
Net loss for the year ended
   December 31, 2002                                                                        $(1,081,389)  $   245,134      (836,255)
                                   ----------    ------------  -------------  -----------   -----------   -----------  ------------
Balance December 31, 2002              30,000          61,564                                (1,081,389)      245,134      (774,691)

Reverse merger (Note A)
   Exchange of Satellite
     Newspapers en Suisse
    GMBH common stock                 (30,000)        (61,564)  $     61,564
Fair value of equipment
   contributed                                                     1,131,444                                              1,131,444
Issuance of common stock
   to satellite Newspapers
   en Suisse GMBH                 126,000,000         126,000       (126,000)
Outstanding common stock
   of Satellite Newspapers
   Corp                            58,992,000          58,992        (49,639)                                                 9,353
Exercise of common stock
   warrant @ $0.06, net of
   commissions                      3,000,000           3,000        177,000  $  (180,000)
Issuance of shares under private
   placement @ $0.06, net of
   commissions                      1,324,350           1,324         78,141                                                 79,465
Issuance of shares to invest-
   ment bankers @$0.01
   per share                        3,000,000           3,000          7,000                                                 10,000


                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED) For the Period January 2, 2002 (Inception) to December 31, 2004

                                                                                                        Accumulated
                                          Common Stock          Additional                                 Other         Total
                                   --------------------------    Paid In    Subscription  Accumulated   Comprehensive  Stockholders
                                     Shares         Amount       Capital     Receivable     Deficit     Income (Loss)    Deficit
                                   ----------    ------------  ------------ ------------  -----------   ------------- -------------
Stock based compensation                                          244,692                                                 244,692
Net loss for the year ended
   December 31, 2003                                                                          (925,965)    (289,298)   (1,215,263)
                                   ---------     ---------     ----------   ---------       ----------    ---------    ----------

Balance, December 31,
    2003                         192,316,350       192,316      1,524,202    (180,000)      (2,007,354)     (44,164)     (515,000)

Payment for stock subscription                                                180,000                                     180,000

Issuance of shares under
   private placement at $0.06
   per share net of commission     6,830,864         6,831        402,612                                                 409,443

Issuance of shares for consulting
   services at $0.06 per share     5,000,000         5,000        295,000                                                 300,000

Issuance of shares under a
   private placement at $0.23
   per share                       8,695,653         8,696      1,658,444                                               1,667,140

Issuance of shares at $.06 per
   share settlement of obligations   581,949           582         38,234                                                  38,816

Issuance of shares for consulting
   services upon exercise of
   warrants valued at $.34         4,823,529         4,824      1,635,176                                               1,640,000

                See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED) For the Period January 2, 2002 (Inception) to December 31, 2004

                                                                                                        Accumulated
                                          Common Stock          Additional                                 Other         Total
                                   --------------------------    Paid In    Subscription  Accumulated   Comprehensive  Stockholders
                                     Shares         Amount       Capital     Receivable     Deficit     Income (Loss)    Deficit
                                   ----------    ------------  ------------ ------------  -----------   ------------- -------------

Issuance of shares in connection
   with acquisition of 52% interest
    in SoliDam at $.26 per share     919,926           920        238,261                                                  239,181

Issuance of shares to
   consultant at $.27 per share in
   connection with general
   release and settlement
   agreement                       6,000,000         6,000      1,614,000                                                1,620,000

Net loss for year ended
   December 31, 2004                                                                       $(8,205,012)   $(342,431)   $(8,547,443)
                                 -----------      --------     ----------     ----------  ------------    ---------    -----------
Balance at December 31, 2004     225,168,271      $225,169     $7,405,929                 ($10,212,366)   ($386,595)   ($2,967,863)
                                 ===========      ========     ==========     ==========  ============    =========    ===========

                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      Satellite Enterprises Corp., ("Company") through its wholly owned subsidiary Satellite Newspapers en Suisse GMBH ("Suisse"), provides newspaper publishers access to an advanced methodology of distribution for national, international and local newspapers. The Company digitally distributes, prints and sells publishers' newspapers through interactive vending units placed in hotels, airports and cruise ships.

      The Company merged with Suisse (formerly Media finance en Suisse GMBH) under a stock purchase option agreement dated November 26, 2003 which was exercised on February 15, 2004. Suisse has two wholly owned companies in the Netherlands, Satellite Newspapers Content B.V. (incorporated on May 24, 2001) which negotiates agreements with the newspaper publishers and Satellite Newspapers Trading, B.V. (incorporated on May 17, 2001) which markets and sells vending units known as Kiosks which are used to distribute the digitized newspapers. Neither company had operations in 2001.

      On June 20, 2003, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands ("Satellite Newspapers"). Under this Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial non-exclusive distributor to promote the sale and/or lease of its newspaper Kiosks and the associated Satellite Newspaper content distribution technology which Satellite Newspapers developed. Satellite Newspapers owns the patents, engineering and technical design for this technology.

      Reverse Merger

      On February 15, 2004, the Company exercised its stock purchase agreement to merge with Suisse and its wholly owned subsidiaries and acquired all of Suisse's outstanding common stock by the issuance of 126,000,000 shares of its $0.001 par value common stock (the "Merger"). In connection with the Merger, Suisse became a wholly owned subsidiary of the Company. Prior to the Merger, Satellite Enterprises Corp. was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of the Company by Suisse and a recapitalization of Suisse. The Merger has been reflected in the accompanying financial statements as though it occurred on December 31, 2003. The historical financial statements prior to December 31, 2003 are those of Suisse. Since the Merger is a recapitalization and not a business combination, proforma information is not presented.

      Suisse was previously owned by Media Finance en Suisse Holding GMBH, a company wholly owned by the family of the President and Chief Executive Officer of the Holding Company. As part of the merger, an exclusive 20 year world wide license was granted to the Company to market and distribute digital newspapers. See also Note E - Related Party Transactions-License Agreement.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Going Concern

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $10,212,366 since inception, has negative working capital, stockholders' deficit, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

      Change of Year End

      In December 2003, the Company elected to change its accounting year end from June 30 to December 31.

      Foreign Currency Translation

      In 2004, the Company considered the Swiss Frank to be its functional currency. Assets and liabilities were translated into US dollars at the year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive loss, a separate component of stockholders' deficit.

      Cash Equivalents

      For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2004.

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

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Equipment and Depreciation

      Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. The Company depreciates the equipment (principally computer related equipment) over 3 years.

      Net Loss Per Common Share

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

      Consolidated Financial Statements

      The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Comprehensive Income (Loss)

      SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' deficit.

      Business Combinations and Goodwill

      SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

      Revenue Recognition

      The Company's policy is to recognize revenue at the time a transaction is completed at a local interactive vending unit (Kiosk) located at various sites around the world. To manage this global network, the Company has divided the network into eight distinct regions with the intent to issue each regional distributor rights to market and sell the Company's product. Each distribution agreement requires a defined monthly minimum fee. To the extent that revenues generated within the region exceed the minimum, no minimum fee would be required and the Company, based upon internally generated settlement reports, would compensate the distributors.

NOTE B - ACQUISITIONS

      On December 20, 2004, the Company acquired a 52% interest in SoliDam from Solid Group, a Dutch Company. The acquisition price consisted of 1) 919,926 shares of the Company's common stock and 2) a $135,380 subordinated loan. SoliDam provides standard and custom made software solutions in the area of archiving, asset management, plate room management, and distributed print management for newspaper publishers.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE B - ACQUISITIONS

      The allocation of the purchase price for this acquisition is as follows:

       Issuance of common stock                  $   239,181
       Issuance of subordinated note                 135,380
                                                 -----------
                                                 $   374,561

      Fair value of assets acquired:

       Cash                                      $     9,454
       Equipment, net                                  2,098
       Accounts payable                             (304,311)
       Accrued expenses                               (6,872)
       Loans payable                                (456,908)
                                                 -----------
                                                    (756,539)

       Goodwill                                      767,961
       Minority interest - negative (Goodwill)       363,139
                                                 -----------
                                                   1,131,100
                                                 -----------
                                                 $   374,561
                                                 ===========

      Under generally accepted accounting principles, the negative minority acquired interest is required to be charged to operations. Additionally, the Company has elected not to capitalize the goodwill due to the negative financial condition of SoliDam.

      The common stock issued was issued at $0.26 per share based upon a 30 day average price per share prior to the closing. The Company was acquired in December and accordingly, the Company has not included any results of operations in its statement of operations for the year ended December 31, 2004.

NOTE C - EQUIPMENT

      Equipment is comprised of the following at December 31,

                                                     2004               2003
                                                 -----------        -----------
Molds                                            $ 1,131,444        $ 1,131,444
Kiosks                                               381,758            453,198
Furniture and fixtures                                64,290             32,204
                                                 -----------        -----------
                                                   1,577,492          1,616,846
Less: accumulated depreciation                      (300,765)           (14,285)
                                                 -----------        -----------

                                                 $ 1,276,727        $ 1,602,561
                                                 ===========        ===========

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE D - LOANS PAYABLE

      During the years ended December 31, 2004 and 2003, individuals made unsecured loans to the company aggregating $1,247,848 and $873,926, respectively. The loans matured between July and November 2004 and are currently past due. The loans were interest free for the first year and accrue interest at the rate of 6% commencing after the first anniversary date of the loan. Included in the Loans Payable, is a loan at December 31, 2003 from a relative of the President and Chief Executive Officer in the amount of $184,212 which was repaid in 2004.

NOTE E - RELATED PARTY TRANSACTIONS

      Advances and Company Loans Payable

      The President and Chief Executive Officer has advanced the Company and/or assumed individual loans totaling $1,436,617 and $1,186,159 as of December 31, 2004 and 2003, respectively. These loans are unsecured and bear interest at the rate of 10% per annum. The loans have no stated maturity dates.

      License Agreement

      In connection with the merger of the Company and Suisse, the former parent company of Suisse granted the company a 20 year exclusive world wide license to market and distribute newspapers digitally. The license agreement also provides access to the patents and technology that transmit the newspaper content digitally around the world and the technological knowledge to produce the Kiosks. Media Finance en Suisse Holding GMBH, the former parent of Suisse, is wholly owned and controlled 100% by the family of the President and Chief Executive Officer of the Company. The license agreement provides for a monthly payment of $25,000 per month to Media Finance en Suisse Holding GMBH commencing November 3, 2003 and a royalty of $0.10 for each newspaper sold.

      Distribution Agreement

      The Company had a service agreement with Eurostar facilities, BV ("Eurostar"). Under the terms of the service agreement Eurostar is to provide all international transmissions and communications with the Kiosks and provide administration and support services, including management personnel, to the Company's wholly owned operating entity, Suisse. The agreement is for a minimum of 5 years commencing November 3, 2003 and provides for a base monthly payment of $55,000 ($50,000 for transmission service and $5,000 for rent of installed equipment). Additionally, it provides for management personnel, technical staff and administrative staff at separate hourly rates. Since inception, Eurostar has been paid a total of approximately $1,100,000.

      All of the employees of the Company except the President work for Eurostar and the same personnel who manage and operate Eurostar work for the Company. Eurostar's billing to the Company is based on cost plus a profit mark up. The mark up to Eurostar is estimated to approximate $220,000 per year. The Company discontinued the service agreement November 1, 2004 and currently the Company pays directly all of its obligations for employees and services rendered.

      See also Note H- Operating Leases and Note I - Employment Contract for further related party disclosures.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE F - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $2,425,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004.

      The Company's net operating loss carry forwards amounted to approximately $9,710,281 at December 31, 2004, which will expire through 2020.

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

      Private Placement Offering - GCH Capital

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

      In connection with the private placement offering, a warrant was issued to GCH Capital, LTD for 3,000,000 shares of the Company's common stock at an exercise price of $0.06 per share. The warrant was exercised in June 2004.

      In December 2003, the Company issued 3,000,000 shares of its common stock to GCH Capital @ $0.01 per share as compensation under the consulting agreement dated December 1, 2003.

      Consulting Agreement - GCH Capital, LTD

      Additionally, as part of the consulting agreement with GCH Capital, LTD is to provide assistance relating to business acquisition and general business strategies. Under the terms of the agreement, the Company was to issue 5,000,000 shares of the Company's common stock. None of these shares were issued as of December 31, 2003. In March 2004, the 5,000,000 shares were issued. GCH Capital, LTD is also to receive a monthly consulting fee of $10,000 per month for 36 months. The Company has the right to buy back up to 1,000,000 shares of the common stock held in escrow at $0.20 per share. This purchase right shall expire as to 50,000 shares on the first day of each month, beginning January 1, 2004.

      GCH Capital, LTD also received an additional warrant for 3,000,000 shares of the company's common stock as part of a consulting agreement dated December 31, 2003. The exercise price of the warrant is $0.06 per share, and is fully vested and exercisable at the date of the agreement. The warrant was exercised in June 2004.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)

      Increase in Authorized Shares

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

      Stock Option Agreement

      On November 26, 2003, the shareholders approved a Stock Purchase Option Agreement with Media Finance en Suisse Holding GMBH, a Swiss Corporation ("Media Finance"). Media Finance is wholly owned by the family of the President and Chief Executive Officer of the Company. This option agreement allowed the Company to acquire the right to obtain 100% of the shares of common stock of Suisse and a 20 year exclusive license agreement to distribute all satellite device content. The exercise of this option agreement gave the Company worldwide rights to market and distribute its products. Under the Option Agreement, Media Finance granted the Company the right and option to acquire from it all of the shares of Suisse (20,000 shares) for the aggregate consideration of 126,000,000 shares of common stock, par value $0.001 per share of the company.

      Other Stock Issuances

      During the first quarter of 2004, GCH Capital, as part of the private placement, sold 6,830,864 shares for $409,443. The shares were sold at $0.06 per share, net of commissions.

      The company issued 5,000,000 shares of its common stock to GCH Capital valued at $0.06 per share or $300,000 in connection with a 3 year consulting agreement relating to investment banking commencing December 1, 2003. The agreement was terminated in September 2004 and the shares issued were accounted for as stock based compensation.

      In May 2004, the Company entered into a private placement arrangement with a group of investment bankers and amended the agreement on October 29, 2004 to sell 8,695,653 shares of its common stock at a price of $0.23 per share and the issuance of $500,000 5% convertible debentures due October 31, 2005. The debentures are convertible into common stock at $0.23 per share. Interest is payable to maturity. The Company will receive the proceeds of the convertible debentures upon filing of a registration statement to register the shares sold under the private placement. Additionally, $150,000 was paid to GCH Capital as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the Company's common stock owned by Media Finance en Suisse GMBH was pledged as collateral, 8,695,653 warrants were issued to acquire shares of the Company's common stock at $1.50 per share and the Company has issued an option to each of the investors to purchase an equivalent number of shares within a four month period subsequent to the effective date of the Registration Statement at $0.23 per share.

      Under the terms of the securities Purchase Agreement, the company is subject to penalties payable in cash or stock for non-compliance with certain terms and conditions of the agreement.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Other Stock Issuances (Continued)

      In June 2004, the Company issued 581,949 shares @ $0.06 per share of its common stock to GCH Capital to settle unpaid expenditures paid by GCH Capital on behalf of the Company.

      In June 2004, the Company issued 4,823,529 shares of its common stock under a net cash basis formula for 6,000,000 warrants outstanding, held by GCH Capital, in connection with consulting and investment banking agreements. This transition was considered stock based compensation.

      In December 2004, the Company issued 919,926 shares of its common stock at $0.26 per share in connection with the acquisition of SoliDam.

      In September 2004, the Company issued 6,000,000 shares of its common stock to GCH Capital in order to terminate all consulting and investment banking relationships. This transition was considered stock based compensation.

      Stock Options

      On December 1, 2003, the Company granted options to purchase 24,309,000 shares of the company's common stock to consultants with an exercise price of $0.06 per share. These options vested immediately and will expire five years from issuance date. The options issued to consultants had a fair value of $244,692 based upon the Black-Scholes options pricing model. The compensation associated with these options was expensed in 2003.

      Transactions involving options are summarized as follows:


Options granted December 1, 2003                           24,309,000     $0.066
                                                           ----------     ------
Balance December 31, 2003                                  24,309,000     $0.066
Options granted in 2004
                                                           ----------     ------

Balance December 31, 2004                                  24,309,000     $0.066
                                                           ==========     ======

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

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

      Assumptions (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options has been expensed in the current period. Accordingly, there is no difference between actual and pro forma results.

      Information concerning stock options outstanding at December 31, 2004.

                                                                  Remaining
  Exercise Price    Number Outstanding    Contractual Life    Number Exercisable

      $0.066             24,309,000            5 years            24,309,000

      Stock Warrants

      The Company has issued stock warrants to purchase an aggregate of 4,050,000 shares of the Company's common stock at $0.11 through June 2006 as part of a general release and settlement agreement entered into with respect to previously issued convertible debentures. These warrants are fully vested and 100% exercisable.

      Reserved Shares

      At December 31, 2004, the Company reserved 45,749,000 shares of its common stock under existing agreements for private placements, options, warrant agreements and consulting arrangements.

NOTE H - OPERATING LEASES

      The company pays Eurostar $12,000 per month for its administrative and technical facility under a long-term lease expiring in August 2006. Minimum annual rentals are as follows:

              Year ended December 31, 2005           144,000
                                      2006            96,000

      Rent expense for the years ended December 31, 2004 and 2003 was $144,000 for each year.

      The Company has entered into two operating leases for (1) a corporate home in Switzerland and (2) an automobile for the President. The corporate home lease commenced April 1, 2004 and has an unlimited duration which can be cancelled upon three months written notice in advance. The monthly rent is $1,620 per month. The auto lease is for a period of 48 months commencing March 1, 2004 with a monthly payment of $1,556.

      Minimum annual rentals are as follows:

              2005                                   $38,112
              2006                                    38,112
              2007                                    38,112
              2008                                    22,552

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE I - EMPLOYMENT CONTRACT

      The Company has entered into an employment contract with the President and Chief Operating Officer of Suisse. The contract commenced January 1, 2004 and its duration is infinite. The agreement provides for a monthly salary of approximately $10,000 per month plus reasonable travel expenses.

NOTE J - COMMITMENTS AND CONTINGENCIES

      The Company had employment contracts with two former employees who resigned from the Company. Each contract involved salaries, stock options and stock warrants commitments. The former employees are asserting claims for salary settlements and shares of the Company's common stock and have brought suit against the Company. On March 28, 2004, the Company's attorney received permission from the court to withdraw from the case. Accordingly, the Company may be subject to a judgment for the maximum amount of the employment contracts which approximate $1,500,000 and the issuance of approximately 1,000,000 shares of the Company's common stock.

      On August 27, 2002, before a change in control and the reverse merger discussed in Note A, the Company transferred its former GreenVolt Corp. subsidiaries and its fuel cell technology to its former Chief Executive Officer as part of a general release and settlement agreement. As part of this agreement, the liabilities of GreenVolt Corp. were included. It is possible that creditors of GreenVolt Corp. could look to the Company for payment. The Company and its legal counsel believe that these liabilities remain with GreenVolt Corp. and that the Company has no further obligation. Through December 31, 2004, no creditors of GreenVolt Corp. have contacted the Company for settlement of liabilities of GreenVolt Corp.

      Three Dutch companies in the Netherlands have commenced a legal procedure against Satellite Newspapers Content B.V. claiming an amount due to them of approximately $156,000. The parties have agreed to suspend legal action until June 1, 2005 based upon a settlement reached in February 2004 whereby a shareholder of the Company will surrender a comparable number of Company shares to offset the obligation.

      Legal proceedings have been entered against the Company in the State of Pennsylvania for violation of the Pennsylvania Unsolicited
      Telecommunication Advertisement Act which will ultimately result in a default judgment of $11,700 against the Company.

NOTE K - SUBSEQUENT EVENTS

      In January 2005, the Company entered into a new Satellite transmission agreement which requires monthly payments of $13,300 per month. The agreement can be terminated on a three month notice.

      In February 2005, the Company entered into a new 2 year office lease in Zug, Switzerland. The lease requires monthly payments of $3,100 per month for 2005 and $3,500 for 2004.