Form 10QSB
period 2005-03-31
SATELLITE ENTERPRISES CORP
filed 2005-05-24
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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


               2140 South Dixie Highway 303, Miami, Florida 33133
                    (Address of principal executive offices)

                                 (305) 858-1494
                           (Issuer's telephone number)

             (Former name, former address and former fiscal year, if
                           changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 20, 2005, the Company had 226,292,559 issued and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None.

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary


Item 1. Financial Statements

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,     December 31,
                                                                  2005            2004
                                                              ------------    ------------
                                                               (Unaudited)

CURRENT ASSETS
   Cash                                                       $    208,214    $     54,195
   Accounts receivable                                             190,132         119,644
   Inventory                                                       133,994          59,079
                                                              ------------    ------------
         Total Current Assets                                      532,340         232,918
EQUIPMENT, net of accumulated depreciation of
   $369,179 and $300,765 at March 31, 2005
    December 31, 2004, respectively                              1,226,586       1,276,727
OTHER  ASSETS
   Technology rights                                                15,458          15,458
                                                              ------------    ------------

         Total Assets                                         $  1,774,384    $  1,525,103
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   5% Convertible subordinated debenture                      $    500,000    $    500,000
   Accounts payable                                              1,283,595         951,771
   Accrued expenses                                                141,724         103,256
   Accrued salaries and related expenses                           350,456         253,444
                                                              ------------    ------------
         Total Current Liabilities                               2,275,775       1,808,471

LONG-TERM LIABILITIES
   Notes payable to related parties                              1,532,416       1,436,617
   Loans payable                                                 1,227,059       1,247,878
                                                              ------------    ------------
         Total Long -Term Liabilities                            2,759,475       2,684,495

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001 authorized
     5,000,000 shares, none issued and outstanding
   Common stock authorized 500,000,000
      shares; par value $0.001; issued and
      outstanding 225,168,271 shares at
      March 31, 2005 and December 31, 2004                         225,169         225,169
   Additional paid-in capital                                    7,405,929       7,405,929
   Stock subscription receivable
   Accumulated deficit                                         (10,673,846)    (10,212,366)
   Accumulated  other comprehensive loss                          (218,118)       (386,595)
                                                              ------------    ------------
         Total Stockholders' Deficit                            (3,260,866)     (2,967,863)
                                                              ------------    ------------
           Total Liabilities and Stockholders' Deficit        $  1,774,384    $  1,525,103
                                                              ============    ============



                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           For the Period
                                          For The Three Months Ended      January 2, 2002
                                                   March 31,               (Inception) to
                                            2005              2004              March
                                                                              31, 2005
                                      --------------    --------------    --------------
NET SALES                             $      741,205    $      189,778    $    1,914,481

COSTS AND EXPENSES
   Cost of services                          158,785           146,861         1,106,718
   Selling, general and
     administrative                        1,006,747           635,421         5,924,121
   Stock-based compen-
     sation                                                                      244,692
   Stock issued for services                                                   3,570,000
   Impairment of Goodwill                                                      1,131,100
   Depreciation and
     amortization                             68,414            72,173           369,179
                                      --------------    --------------    --------------
       Total Costs and Expenses            1,233,946           854,455        12,345,810
                                      --------------    --------------    --------------

NET OPERATING LOSS                          (492,741)         (664,677)      (10,431,329)

OTHER INCOME (EXPENSE)
   Currency Gain (Loss)                       72,110             9,128            32,727
   Loss on disposal of equipment                                                (135,745)
   Interest expense                          (40,849)                           (139,499)
                                      --------------    --------------    --------------
       Total Other Income (Expense)           31,261             9,128          (242,517)
                                      --------------    --------------    --------------

NET LOSS                              $     (461,480)   $     (655,549)   $  (10,673,846)
                                      ==============    ==============    ==============

NET LOSS PER COMMON
   SHARE (BASIC AND
    DILUTED)                          $        (0.01)   $        (0.01)   $        (0.06)
                                      ==============    ==============    ==============

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                           225,168,271       131,258,740       166,390,617
                                      ==============    ==============    ==============


           See accompanying notes to consolidated financial statements

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the Period
                                                        For The Three Months Ended       January 2, 2002
                                                                March 31,                (Inception) to
                                                           2005             2004          March 31, 2005
                                                      --------------    --------------    --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                                           $     (461,480)   $     (655,549)   $  (10,673,846)
   Adjustments to reconcile net loss to
     cash flows used in operating activities:
       Stock based compensation                                                                  244,692
       Common stock issued for services                                                        3,570,000
       Depreciation                                           68,414            72,173           369,179
       Loss on disposal of equipment                                                             135,745
       Impairment of goodwill                                                                  1,131,100
       Changes in operating assets and liabilities:
       Changes in net assets acquired                                           66,294
       Accounts receivable                                   (70,488)                           (190,132)
       Inventory                                             (74,915)                           (133,994)
       Accounts payable                                      331,824            30,000         1,017,996
       Accrued expenses                                       38,468                             134,852
       Accrued salaries and related expenses                  97,012                             350,456
                                                      --------------    --------------    --------------
         NET CASH FLOWS USED IN
           OPERATING ACTIVITIES                              (71,165)         (487,082)       (4,043,952)
                                                      --------------    --------------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Cash paid for property and equipment                      (18,273)                           (605,446)
                                                      --------------    --------------    --------------
       NET CASH FLOWS USED IN
         INVESTING ACTIVITIES                                (18,273)                           (605,446)
                                                      --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   5% Convertible subordinated debenture                                                         500,000
   Cash received in acquisition of subsidiary                                                      9,454
   Advances from notes payable to related
      parties                                                 95,799                             927,610
   Change in loans payable                                   (20,819)                          1,239,577
   Proceeds from issuance of common stock                                      387,340         2,217,612
   Proceeds from stock subscription receivable                                 134,460           180,000
                                                      --------------    --------------    --------------
       NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                                 74,980           521,800         5,074,253
                                                      --------------    --------------    --------------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                           168,477                            (216,641)
                                                      --------------    --------------    --------------
INCREASE IN CASH                                             154,019            34,718           208,214
CASH, BEGINNING OF PERIOD                                     54,195            (3,645)
                                                      --------------    --------------    --------------
CASH, END OF PERIOD                                   $      208,214    $       31,073    $      208,214
                                                      ==============    ==============    ==============


                 See accompanying notes to financial statements.

                  SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                                    For the Period
                                                     For The Three Months Ended     January 2, 2002
                                                              March 31,             (Inception) to
                                                         2005            2004         March 2005
                                                    --------------  --------------  --------------
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Interest paid                                  $        8,846                  $      103,330

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Increase in paid-in capital from contribution
       of property and equipment                                                         1,131,444
     Recharacterization of loans payable to notes
       payable to related parties                                                          469,426
     Common stock subscription receivable                                                  180,000
     Outstanding common stock of Satellite
       Newspapers Corp. at date of merger                                                    9,353
     Issuance of common stock for compensation                                             244,692
     Issuance of common stock for consulting
       services                                                                          3,570,000
     Issuance of common stock in payment of
       accounts payable                                                                     38,816
     Assets acquired and liabilities assumed in
       acquisition of 52% of subsidiary:
         Cash                                                                                9,454
         Equipment                                                                           2,098
         Goodwill                                                                        1,131,100
         Accounts payable                                                                 (304,311)
         Accrued expenses                                                                   (6,872)
         Loans payable                                                                    (456,908)
         Acquisition note payable                                                         (135,380)
         Issuance of common stock                                                         (239,181)

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2004.



NOTE 2 GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $10,673,846 since inception, has negative working capital, stockholders' deficit, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Managements' Discussion and Analysis

Results of Operations - Period Ended March 31, 2005 Compared to Period Ended March 31, 2004

Net Sales

      We had net sales of $741,205 for the three months ended March 31, 2005 as compared to $189,778 for the three months ended March 31, 2004. This increase in net sales is a result of the expansion of regional distributors, which we have entered into agreements during 2004. This has lead to more points of sales for our KiOSK system as well as our CLiENT application.

Cost and Expenses

      Cost and expenses for the period ended March 31, 2005 was $1,233,946 as compared to $854,455 during the period ended March 31, 2004, which consisted of selling, general and administrative costs, cost of services and depreciation and amortization. Cost and expenses during the period ended March 31, 2005 included cost of services ($158,785), selling general and administrative ($1,006,747), and depreciation and amortization ($68,414). This increase in cost and expenses is a result of the expansion in business operations focusing on the deployment of electronic newspapers through our KiOSK system as well as our CLiENT software application.

      As a result of the foregoing factors, we realized a net loss of $461,480 for the three months ended March 31, 2005 compared to a net loss of $655,549 for the three months ended March 31, 2004.

Liquidity and Capital Resources

      At March 31, 2005, we had a working capital deficit of $1,743,435. At December 31, 2004, we had a working capital deficit of $1,575,553. As a result, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

      We had unsecured loans to individuals in the amount of $1,227,059 at March 31, 2005. The loans matured between July and November 2004 and are currently past due. The loans were interest free for the first year and accrue interest at the rate of 6% commencing after the first anniversary date of the loan. As of the date hereof, we have not repaid these loans.

      As of March 31, 2005, Roy Piceni, our principal stockholder and an executive officer and director, has advanced our company $1,385,436.

      To obtain funding for our ongoing operations, on May 19, 2004, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold 10,869,565 shares of common stock to accredited investors in a private offering. In connection with the offering, we sold 10,869,565 shares of common stock at a price of $.23 per share. In addition, we also issued 10,869,565 common stock purchase warrants exercisable at $1.50 per share. We raised an aggregate of $2,500,000 in connection with this offering. In November 2004, we entered into an amendment of the Securities Purchase Agreement whereby we cancelled 2,173,913 shares of common stock and issued to the investors secured convertible debentures in the amount of $500,000.

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

Cash Flows

      Net cash used in operating activities was $71,165 for the three months ended March 31, 2005 and $487,082 for the three months ended March 31, 2004. This decrease was primarily due to the decrease of the net loss.

      Net cash used in investing activities was $18,273 and $0 for the three months ended March 31, 2005 and 2004, respectively.

      Net cash provided by financing activities was $74,980 and $521,800 for the three months ended March 31, 2005 and 2004, respectively. The net cash provided by financing activities consisted primarily of proceeds from, notes payable, sale of common stock and stock subscription receipts.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

                           SATELLITE ENTERPRISE CORP.
                                  (Registrant)





Date:  May 23, 2005                        By:  /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  May 23, 2005                        By:  /s/ Randy Hibma
                                               --------------------------------
                                               Randy Hibma
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)