Form 10QSB
period 2005-06-30
SATELLITE ENTERPRISES CORP
filed 2005-08-22
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2005

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

As of August 19, 2005, the Company had 225,168,271 issued and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None.

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements for Satellite Enterprises Corp. and Subsidiary


Item 1. Financial Statements


                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2005


                                     ASSETS


CURRENT ASSETS
   Cash                                                      $     33,944
   Accounts receivable                                            174,785
   Prepaid license fee                                            146,132
                                                             ------------
          Total Current Assets                                    354,861

EQUIPMENT, net of depreciation                                  1,161,051

INTANGIBLE ASSETS
 Technology rights                                                 15,458
                                                             ------------

                                                             $  1,531,370
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   5% Convertible subordinated debt                          $    500,000
   Accounts payable                                             1,387,851
   Accrued expenses                                               187,296
   Accrued salaries and related expenses                          317,247
                                                             ------------
         Total Current Liabilities                              2,392,394

LONG-TERM DEBT
   Notes payable to related party                               1,403,539
   Loans payable                                                1,141,641

STOCKHOLDERS' EQUITY
   Preferred Stock, par value of $0.01, authorized
      5,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 500,000,000
      shares authorized, 225,168,271  issued and
      outstanding at June 30, 2005                                225,169
   Paid-in-capital                                              7,405,929
   Accumulated deficit                                        (11,048,853)
   Comprehensive income                                            11,553
                                                             ------------
                                                               (3,406,202)
                                                             ------------
                                                             $  1,531,370
                                                             ============


          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            Three Months Ended June 30                   Six Months
                                         --------------------------------    --------------------------------
Ended June 30,

                                              2005              2004              2005              2004
                                         --------------    --------------    --------------    --------------

NET SALES                                $      701,572    $      473,860    $    1,442,777    $      663,638

COSTS AND EXPENSES
   Cost of services                             112,250           342,021           271,035           488,882
   Selling, general and administrative          780,768           853,588         1,787,515         1,322,738
   Interest expense                              39,706            80,555
   Research and development                     198,690           364,961
Stock based compensation                         50,000            50,000
   Depreciation and amortization                 67,740            98,330           136,154           170,503
                                         --------------    --------------    --------------    --------------
          Total Costs and Expenses            1,000,464         1,542,629         2,275,259         2,397,084
                                         --------------    --------------    --------------    --------------
NET OPERATING LOSS                             (298,892)        1,068,769          (832,482)       (1,733,446)
                                         --------------    --------------    --------------    --------------
OTHER INCOME
   Currency gain (loss)                         (76,463)           34,426            (4,353)           43,554
                                         --------------    --------------    --------------    --------------
          Total Other Income (Loss)             (76,463)           34,426            (4,353)           43,554
                                         --------------    --------------    --------------    --------------

NET LOSS                                 $     (375,355)   $   (1,034,343)   $     (836,835)   $   (1,689,892)
                                         ==============    ==============    ==============    ==============
NET LOSS PER COMMON SHARE
   (Basic and diluted)                   $        (0.01)   $        (0.01)   $        (0.01)   $        (0.01)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                  225,168,271       171,401,780
                                                                             ==============    ==============







          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                           Six Months Ended June 30,
                                                                          ----------------------------
                                                                              2005            2004
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $   (836,487)   $ (1,689,892)
   Adjustments to reconcile net loss to net cash provided
       by operating activities:
     Depreciation and amortization                                             136,154         170,503
     Stock based compensation                                                                   50,000
  Changes in operating assets and liabilities:
                                          Change in net assets acquired
                                                                                              (144,767)
     Increase in accounts receivable                                           (55,141)
     Increase in inventory                                                     (87,053)
     Increase in accounts payable                                              436,079
     Increase in accrued expenses                                               84,040
     Increase in accrued salaries and related expenses                          63,803
                                                                          ------------    ------------

              Net Cash Used in Operating Activities                           (258,605)     (1,614,156)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for equipment                                                      (20,478)
                                                                          ------------    ------------

          Net Cash Used in Investing Activities                                (20,478)
                                                                          ------------    ------------



CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to related party                                    (33,078)
   Change in loans payable                                                    (106,237)
                              Sale of common stock                                           1,979,083
                                            Stock subscription receipts                        180,000
                                                                          ------------    ------------
               Net Cash (Used in) Provided by Financing Activities            (139,315)      2,159,083
                                                                          ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        398,147
                                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                (20,251)        544,927

CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                                         54,195          (3,645)
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS END OF YEAR                                     $     33,944    $    541,282
                                                                          ============    ============


          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2  NOTES PAYABLE TO FINANCIAL INSTITUTIONS

          The Company has unsecured loans to several financial institutions in the amount of $1,141,641. The loans bear interest at the rate of 10%.

NOTE 3  NOTES PAYABLE TO RELATED PARTIES

          At June 30, 2005, the principal stockholder of the Company has advanced to the Company $1,403,539. There is no specific maturity date and the loan bears interest at the rate of 10%.

NOTE 4  SUBSEQUENT EVENT

          Two former U.S. employees of Satellite Newspapers Corporation have brought suit against the Company in Florida for breach of employment contracts and unpaid salaries, fringe benefits and travel expenses. The parties have reached a tentative settlement in the amount of $300,000.

NOTE 5  GOING CONCERN

          As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $11,048,853 since inception, has a negative working capital, and a stockholders' deficit. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Managements' Discussion and Analysis

Results of Operations - Period Ended June 30, 2005 Compared to Period Ended June 30, 2004

Net Sales

         We had net sales of $701,572 for the three months ended June 30, 2005 as compared to $473,860 for the three months ended June 30, 2004. This increase in net sales is a result of the expansion of regional distributors, which we have entered into agreements during 2004. This has lead to more points of sales for our KiOSK system as well as our CLiENT application.

Cost and Expenses

         Cost and expenses for the period ended June 30, 2005 were $1,000,464 as compared to $1,542,629 during the period ended June 30, 2004, which consisted of selling, general and administrative costs, cost of services and depreciation and amortization. Cost and expenses during the period ended June 30, 2005 included cost of services ($112,250), selling general and administrative ($780,768), interest expense ($39,706) and depreciation and amortization ($67,740). This decrease in cost and expenses is a result of the automatisation of the operations and by doing the operations via other, more cost reducing, parties.

         As a result of the foregoing factors, we realized a net loss of $375,355 for the three months ended June 30, 2005 compared to a net loss of $1,034,343 for the three months ended June 30, 2004.

Liquidity and Capital Resources

         At June 30, 2005, we had a working capital deficit of $2,037,533. At December 31, 2004, we had a working capital deficit of $1,575,553. As a result, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Media Finance en Suisse, our largest shareholder, in which Roy Piceni, our CEO and a director, is a shareholder, has been providing the Company with loans to cover monthly losses. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

         We had unsecured loans to individuals in the amount of $1,227,059 at June 30, 2005. The loans matured between July and November 2004 and are currently past due. The loans were interest free for the first year and accrue interest at the rate of 6% commencing after the first anniversary date of the loan. As of the date hereof, we have not repaid these loans.

         As of June 30, 2005, Roy Piceni, our principal stockholder and an executive officer and director, has advanced our company $1,403,539.

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

Cash Flows

         Net cash used in operating activities was $258,605 for the six months ended June 30, 2005 and $1,614,156 for the six months ended June 30, 2004. This decrease was primarily due to the decrease of the net loss.

         Net cash used in by investing activities was $20,478 and $0 for the six months ended June 30, 2005 and 2004, respectively.

         Net cash provided by (used in) financing activities was $(139,315) and $2,159,083 for the six months ended June 30, 2005 and 2004, respectively. The net cash provided by financing activities in 2004 consisted primarily of proceeds from, notes payable, sale of common stock and stock subscription receipts and the cash used in financing activities in 2005 consisted primarily of payments of a note and loans to a related party.

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

         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Except for the following, we are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations:

      o On May 14, 2004, Fred DeVries and Renato Mariani (the "Plaintiffs") filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company's CEO claiming fraud. The Plaintiffs are seeking monies and benefits owed in connection with the employment agreements as well as other damages. The trial is set on the three-month docket running from October 3, 2005 through December 16, 2005. The Company has filed an Answer and Affirmative Defenses. On June 27, 2005, the company has agreed upon a settlement with the plaintiffs. The company will pay the plaintiffs an amount of $300,000 within 12 months. First payment must be made at August 1, 2005 and the last payment on August 1, 2006. The minimum amount payable is $5,000 a month, the maximum amount will be one third of any monies that the company receives from investors during equity invested into the business by sale of shares during the period of the one year.

      o Three Dutch companies in the Netherlands have commenced a legal procedure against Satellite Newspapers Content B.V. claiming an amount due to them of approximately $156,000. The parties have agreed to suspend legal action until June 1, 2005 based upon a settlement reached in February 2004 whereby a shareholder of the Company will surrender a comparable number of Company shares to offset the obligation. At this moment the company is still in negotiation with the three Dutch companies in order to find a solution. While negotiations are pending, legal actions against the company are suspended.

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

                           SATELLITE ENTERPRISE CORP.
                                  (Registrant)





Date:  August 22, 2005                     By: /s/ ROY PICENI
                                               --------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  August 22, 2005                     By: /s/ Randy Hibma
                                               --------------------------------
                                               Randy Hibma
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)