Form 10QSB
period 2005-09-30
SATELLITE ENTERPRISES CORP
filed 2005-12-02
CIK 1061688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                        Commission File Number: 000-26607

                           Satellite Newspapers Corp.

        (Exact name of small business issuer as specified in its charter)

             Nevada                                            88-0390828
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


               2140 South Dixie Highway 303, Miami, Florida 33133
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 858-1494
                                 --------------
                           (Issuer's telephone number)

             (Former name, former address and former fiscal year, if
                           changed since lastreport.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

As of November 29, 2005, the Company had 224,770,077 issued and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Documents incorporated by reference: None.

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements for Satellite Newspapers Corp. and Subsidiary

Item 1. Financial Statements

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2005


                                     ASSETS


CURRENT ASSETS
   Cash                                                           $     52,194
   Accounts receivable                                               1,048,881
   Inventory                                                           127,259
                                                                  ------------
       Total Current Assets                                          1,228,334

EQUIPMENT, net of depreciation                                       1,079,457

OTHER ASSETS
   Technology rights                                                    15,458
   Security deposits                                                    16,785
                                                                  ------------
                                                                  $  2,340,034
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   5% Convertible  subordinated debentures                        $    380,002
   Notes payable to financial institutions                             156,553
   Accounts payable                                                  1,285,304
   Accrued expenses                                                    902,269
                                                                  ------------

       Total Current Liabilities                                     2,724,128

LONG-TERM DEBT
   Notes payable to related party                                    2,923,095

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value of $0.01, authorized
     5,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 500,000,000
     shares authorized, 224,770,077  issued and
     outstanding at September 30, 2005                                 224,770
   Paid-in-capital                                                   7,287,145
   Accumulated deficit                                             (11,774,346)
   Accumulated comprehensive loss                                      955,242
                                                                  ------------
                                                                    (3,307,189)
                                                                  ------------
                                                                  $  2,340,034
                                                                  ============

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three Months Ended Sept 30,           Nine Months Ended Sept 30,
                                            ------------------------------       ------------------------------
                                                2005             2004                2005             2004
                                            -------------    -------------       -------------    -------------
NET SALES                                   $     341,689    $     122,883       $   1,784,466    $     786,521

COSTS AND EXPENSES
   Cost of services                               395,250           96,872             666,285          585,754
   Selling, general and administrative            529,490          798,777           2,317,005        2,494,350
   Interest expense                                74,884                              155,439
   Depreciation and amortization                   71,563           75,229             207,717          245,732
                                            -------------    -------------       -------------    -------------
        Total Costs and Expenses                1,071,187          970,878           3,346,446        3,325,836
                                            -------------    -------------       -------------    -------------
NET LOSS                                    $    (729,498)   $    (847,995)      $  (1,561,980)   $  (2,539,315)
                                            =============    =============       =============    =============
NET LOSS PER COMMON SHARE
   (Basic and diluted)                      $       (0.01)   $       (0.01)      $       (0.01)   $       (0.01)
                                            =============    =============       =============    =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                     225,200,759      183,279,170
                                                                                 =============    =============

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended Sept 30,
                                                              ----------------------------
                                                                  2005             2004
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(1,561,980)     $(2,539,315)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Unwind of SoliDam acquisition                               575,658
      Depreciation and amortization                               207,717          245,732
      Accounts receivable                                        (929,237)        (479,081)
      Inventory                                                   (68,180)
      Prepaid license fee                                                         (150,000)
      Amortization of prepaid consulting and license fees                          151,428
      Accounts payable                                            333,533          801,227
      Accrued expenses                                            545,569          217,946
                                                              -----------      -----------
           Net Cash Used in Operating Activities                 (896,920)      (1,752,063)
                                                              -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for property and equipment                          (10,447)        (330,496)
    Proceeds on disposition of property and equipment                              195,380
    Deposits                                                      (16,785)             236
                                                              -----------      -----------
           Net Cash Used in Investing Activities                  (27,232)        (134,880)
                                                              -----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                                  (3,442)
    Payments on notes payable to related parties                                   (24,458)
    Increase in loans payable to related parties, net             395,153         (365,421)
    Sale of common stock                                                         2,076,584
    Stock subscription receipts                                                    180,000
                                                              -----------      -----------
           Net Cash Provided by Financing Activities              395,153        1,863,263
                                                              -----------      -----------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                          528,999           83,251
                                                              -----------      -----------
 NET INCREASE IN CASH                                                               59,571
 CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                            54,194           34,705
                                                              -----------      -----------
 CASH AND CASH EQUIVALENTS END OF YEAR                        $    52,194      $    94,276
                                                              ===========      ===========
NON-CASH ACTIVITIES
    Conversion of $120,000 of 5% Convertible
      Subordinated Debentures for common stock                $   120,000
                                                              ===========

          See accompanying notes to consolidated financial statements.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 NOTES PAYABLE TO RELATED PARTIES

      At September 30, 2005, the principal stockholders of the Company has advanced to the Company $2,923,000. One loan of $325,000 is past due. For the other loans there is no specific maturity date. The loans bear interest at the rate of 10%.

NOTE 3 STOCKHOLDERS' EQUITY

      During the third quarter ending September 30, 2005, holders of the 5% convertible subordinated debenture converted their holdings to common stock at the stipulated conversion rate of $0.23 per share. Accordingly, 521,732 shares of the Company's common stock were issued to convert 120,000 convertible subordinated debentures.

NOTE 4 SUBSEQUENT EVENTS

      On September 15, 2005, the Company and the shareholder of SoliDam decided that the acquisition of SoliDam in the fourth quarter of 2004 was not in the best interests of either party. It was mutually agreed to unwind the transaction. Accordingly, the shareholders of SoliDam returned the 919,926 shares of the Company's common stock and released the Company from its note obligation in the amount of $125,000. The results of operations for the nine months ended September 30, 2005 do not included any losses for SoliDam.

      On November 11, 2005, Mr. Roy Piceni, the President and Chief Executive Officer, agreed to convert $1,500,000 of notes payable to him by the Company which was loaned to the Company prior to June 30, 2005 into 177,533 shares of the Company's Class A Preferred Stock which is convertible into common stock at the rate of 1,000 shares of common stock per share of Class A Preferred Stock and 22,466,806 shares of common stock of the Company. The Class A Preferred Stock will automatically convert to common stock when the certificate of incorporation is amended to allow all of the outstanding shares of Class A Preferred Stock to be converted.

      On November 11, 2005, Media Finance en Suisse Holdings GMBH, a major shareholder of the Company, agreed to convert $1,500,000 of notes payable to them which was loaned to the Company prior to June 30, 2005 into 120,000,000 shares of restricted common stock, 80,000 shares of Class A Preferred Stock and loan up to $500,000 to the company at the Company's request on or prior to October 30, 2006.

      On October 31, 2005, the Board of Directors classified 300,000 of its authorized but unissued shares of preferred stock of the corporation, par value $0.01 per shares as shares of Class A Preferred Stock. Each share of Class A Preferred Stock shall be convertible, at the option of the holder of such share, into 1,000 shares of common stock of the Company at any time that the Company is authorized to issue such shares.

      On October 31, 2005, the Board of Directors authorized an increase in the authorized number of share of common stock from 500,000 to 1,000,000,000.

                   SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4 SUBSEQUENT EVENTS (CONTINUED)

      On November 10, 2005, Satellite Enterprise Corp. agreed to sell 10,000 share of its common stock to GCH Capital, Ltd for $1,000.

      On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dejo Investments, Ltd, (hereafter, referred to as the "Investors") to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company's financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

      One of the terms of GCH Capital entering into the agreement was that Media Finance en Suisse Holding GmbH, as well as Mr. Roy Piceni converted their notes payable into shares of common stock.

      On November 30, 2005, the Company entered into a Share Sale and Purchase Agreement whereby the Company agreed to purchase all of the outstanding securities of Lapre, Van Dreven & Hoog Antink ("LVDH") from EMM Group BV ("EMM"). In consideration for all of the shares of LVDH, the Company issued EMM 35,000,000 shares of common stock valued at $0.23 per share and a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.10 per share for a period of two years. The Company has retained the right to repurchase 20,000,000 shares of common stock at the price of $0.23 per share for a period of one year ("Repurchase Right"). In addition, EMM has the right to convert 20,000,000 of the Company's common stock into a non-interest bearing note at the rate of $0.23 per share. Further, the Company has agreed to repay the note held by EMM or exercise its Repurchase Right using 33.3% of the net proceeds of any future equity financing. In the event that the net average cash flow of LVDH is less than $60,000 per month ending November 30, 2006, then the Repurchase Right or convertible note will be reduced on a pro rata basis.

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

Managements' Discussion and Analysis

Results of Operations - Period Ended September 30, 2005 Compared to Period Ended September 30, 2004

Net Sales

      We had net sales of $341,689 for the three months ended September 30, 2005 as compared to $122,883 for the three months ended September 30, 2004. This increase in net sales is a result of the expansion of regional distributors, which we have entered into agreements during 2004. This has lead to more points of sales for our KiOSK system as well as our CLiENT application.

Cost and Expenses

      Cost and expenses for the period ended September 30, 2005 were $1,071,187 as compared to $970,878 during the period ended September 30, 2004, which consisted of selling, general and administrative costs, cost of services and depreciation and amortization. Cost and expenses during the period ended September 30, 2005 included cost of services ($395,250), selling general and administrative ($529,490), interest expense ($74,884) and depreciation and amortization ($71,563). This increase in cost and expenses is a result of the $300,000 costs involved with the Settlement between two former U.S. employees and the company, which we have accrued in total.

      As a result of the foregoing factors, we realized a net loss of $729,498 for the three months ended September 30, 2005 compared to a net loss of $847,995 for the three months ended September 30, 2004.

Liquidity and Capital Resources

      At September 30, 2005, we had a working capital deficit of $1,225,738. At December 31, 2004, we had a working capital deficit of $1,575,553. As a result, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Media Finance en Suisse, our largest shareholder, in which Roy Piceni, our CEO and a director, is a shareholder, has been providing the Company with loans to cover monthly losses. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

      On November 11, 2005, Mr. Roy Piceni, the President and Chief Executive Officer, agreed to convert $1,500,000 of notes payable to him by the Company which was loaned to the Company prior to June 30, 2005 into 177,533 shares of the Company's Class A Preferred Stock which is convertible into common stock at the rate of 1,000 shares of common stock per share of Class A Preferred Stock and 22,466,806 shares of common stock of the Company. The Class A Preferred Stock will automatically convert to common stock when the certificate of incorporation is amended to allow all of the outstanding shares of Class A Preferred Stock to be converted.

      On November 11, 2005, Media Finance en Suisse Holdings GMBH, a major shareholder of the Company, agreed to convert $1,500,000 of notes payable to them which was loaned to the Company prior to June 30, 2005 into 120,000,000 shares of restricted common stock, 80,000 shares of Class A Preferred Stock and loan up to $500,000 to the Company at the Company's request on or prior to October 30, 2006.

      On November 10, 2005, Satellite Enterprise Corp. agreed to sell 10,000 share of its common stock to GCH Capital, Ltd for $1,000.

On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dejo Investments, Ltd, (hereafter, referred to as the "Investors") to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company's financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

On November 30, 2005, the Company entered into a Share Sale and Purchase Agreement whereby the Company agreed to purchase all of the outstanding securities of Lapre, Van Dreven & Hoog Antink ("LVDH") from EMM Group BV ("EMM"). In consideration for all of the shares of LVDH, the Company issued EMM 35,000,000 shares of common stock valued at $0.23 per share and a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.10 per share for a period of two years. The Company has retained the right to repurchase 20,000,000 shares of common stock at the price of $0.23 per share for a period of one year ("Repurchase Right"). In addition, EMM has the right to convert 20,000,000 of the Company's common stock into a non-interest bearing note at the rate of $0.23 per share. Further, the Company has agreed to repay the note held by EMM or exercise its Repurchase Right using 33.3% of the net proceeds of any future equity financing. In the event that the net average cash flow of LVDH is less than $60,000 per month ending November 30, 2006, then the Repurchase Right or convertible note will be reduced on a pro rata basis.

One of the subsidiaries of LVDH is a production company and produces, through injection moulds, various plastic half and end products for the retail industry. It also has its own mould shop. A couple of the plastic products it produces are the plastics parts of our KiOSK. The Company intends to take over the production for the whole KiOSK. One of the advantages of this in-house production is that we believe that the cost of the KiOSK will decrease by producing them internally as opposed to purchasing them from a third party. A second subsidiary of LVDH aims on recycling of postindustrial plastic waste and prepare this waste to be ready to be used in the plastic injection industry.

      Although LVDH generates a positive cash flow with its current activities, we still need additional investments in order to continue operations. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

Cash Flows

      Net cash used in operating activities was $896,920 for the nine months ended September 30, 2005 and $1,752,063 for the nine months ended September 30, 2004. This decrease was primarily due to the unwinding of the SoliDAM acquisition.

      Net cash used in by investing activities was $27,232 and $134,880 for the nine months ended September 30, 2005 and 2004, respectively.

      Net cash provided by financing activities was $395,153 and $1,863,263 for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by financing activities in 2004 consisted primarily of proceeds from, notes payable, sale of common stock and stock subscription receipts and the cash used in financing activities in 2005 consisted primarily of payments of a note and loans to a related party.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      On November 11, 2005, Mr. Roy Piceni, the President and Chief Executive Officer, agreed to convert $1,500,000 of notes payable to him by the Company which was loaned to the Company prior to June 30, 2005 into 177,533 shares of the Company's Class A Preferred Stock which is convertible into common stock at the rate of 1,000 shares of common stock per share of Class A Preferred Stock and 22,466,806 shares of common stock of the Company. The Class A Preferred Stock will automatically convert to common stock when the certificate of incorporation is amended to allow all of the outstanding shares of Class A Preferred Stock to be converted.

      On November 11, 2005, Media Finance en Suisse Holdings GMBH, a major shareholder of the Company, agreed to convert $1,500,000 of notes payable to them which was loaned to the Company prior to June 30, 2005 into 120,000,000 shares of restricted common stock, 80,000 shares of Class A Preferred Stock and loan up to $500,000 to the company at the Company's request on or prior to October 30, 2006.

      On November 10, 2005, Satellite Enterprise Corp. agreed to sell 10,000 share of its common stock to GCH Capital, Ltd for $1,000.

      On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dejo Investments, Ltd, (hereafter, referred to as the "Investors") to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company's financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

      On November 30, 2005, the Company entered into a Share Sale and Purchase Agreement whereby the Company agreed to purchase all of the outstanding securities of Lapre, Van Dreven & Hoog Antink ("LVDH") from EMM Group BV ("EMM"). In consideration for all of the shares of LVDH, the Company issued EMM 35,000,000 shares of common stock valued at $0.23 per share and a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.10 per share for a period of two years. The Company has retained the right to repurchase 20,000,000 shares of common stock at the price of $0.23 per share for a period of one year ("Repurchase Right"). In addition, EMM has the right to convert 20,000,000 of the Company's common stock into a non-interest bearing note at the rate of $0.23 per share. Further, the Company has agreed to repay the note held by EMM or exercise its Repurchase Right using 33.3% of the net proceeds of any future equity financing. In the event that the net average cash flow of LVDH is less than $60,000 per month ending November 30, 2006, then the Repurchase Right or convertible note will be reduced on a pro rata basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 31, 2005, the Board of Directors classified 300,000 of its authorized but unissued shares of preferred stock of the corporation, par value $0.01 per shares as shares of Class A Preferred Stock. Each share of Class A Preferred Stock shall be convertible, at the option of the holder of such share, into 1,000 shares of common stock of the Company at any time that the Company is authorized to issue such shares.

Effective November 30, 2005 the Company changed its name from Satellite Enterprises Corp. to Satellite Newspapers Corp. In addition, effective November 30, 2005, the Registrant's quotation symbol on the OTC Bulletin Board changed from SENR to SNWP.

ITEM 6. EXHIBITS

3.1 Form of Certificate of Designation of Powers, Designations, Preferences and Relative Participating, Optional, or Other Special Rights and Qualifications, Limitations and Restrictions of the Class A Preferred Stock

10.1 Conversion and Settlement Agreement between the Company and GCH Capital Ktd., Palisades Capital LLC and Dojo Investmetns, Ltd.

10.2 Conversion and Settlement Agreement between the Company and Media Finance en Suisse Holdings GmnH

10.3  Conversion and Settlement Agreement between the Company and Roy Piceni

10.4  Share Sale and Purchase Agreement between the Company and EMM Group BV

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


                           SATELLITE NEWSPAPERS CORP.
                                  (Registrant)


Date:  December 1, 2005                     By:  /s/ ROY PICENI
                                               ---------------------------------
                                               Roy Piceni
                                               Chief Operating Officer
                                               (Duly Authorized Officer)


Date:  December 1, 2005                     By:  /s/ Randy Hibma
                                               ---------------------------------
                                               Randy Hibma
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)