Form 10KSB
period 2005-12-31
SATELLITE NEWSPAPERS CORP
filed 2006-05-23
CIK 1061688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

SATELLITE NEWSPAPERS CORP.
(Name of small business issuer in its charter)

Nevada	88-0390828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Bank of America Building
980 Post Road East Westport, Connecticut 06880
(Address of principal executive offices) (Zip Code)

203 401 8089

(Issuer’s telephone no.)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ?

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ?

Issuer had revenues of $1,671,954 for the year ended December 31, 2005. As of May 19, 2006 423,477,518 Shares of Common Stock were outstanding of which 177,817,585 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of May 19, 2006 was $782,397.37 (based upon the closing bid price on such date on the OTCBB of $0.0044)

Transfer Agent:	Signature Stock Transfer Inc.

2301 Ohio Drive – Suite 100

Plano, TX 75093

1

SATELLITE NEWSPAPERS CORP.

FORM 10-KSB

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1.	Business of the Company	3

ITEM 2.	Properties	13

ITEM 3.	Legal Proceedings	14

ITEM 4.	Submissions of Matters to a Vote of Security Holders	15

2

PART I

ITEM 1	BUSINESS OF THE COMPANY

INTRODUCTION

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, Satellite Newspapers Corp., (formerly Satellite Newspapers Corp) (the “Company”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

SUMMARY

For people in transit, recreation and/or business related, Satellite Newspapers provides key distributors with efficient, inexpensive access to international content providers. Satellite Newspapers provides global access to detailed information from content publishers via multiple output devices. The digital publisher files in the Satellite Newspapers System can be printed via an automated free-standing KiOSK, which is produced through the production plant in China and system integrated software, CLiENT, which can print a single copy or bulk quantity at any given time.

The Company generates revenues as follows:

•	The Company receives a fee for each KiOSK sold;
•	The Company receives a user license fee per KiOSK per year;
•	The Company receives a fee for each newspaper sold at a KiOSK

•	The Company receives a fee for each CLiENT application sold in addition to a yearly user fee; and
•	The Company receives a fee for each newspaper printed through the CLiENT

Satellite Newspapers distributes its content through the use of five satellite stations and three uplink stations as well as through the Internet.

PRIOR HISTORY OF SATELLITE

The Company was formed as a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry. In its fiscal year ending June 30, 2000, the Company sold a limited quantity of jewelry through direct mail and word of mouth advertising.

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

On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company's common stock from Thomas L. Faul. Such shares represented approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the Company's sole officer and director, after appointing Robert Hodge as the Company's new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly owned subsidiary, GreenVolt Corp., to Faul.

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

On June 20, 2003, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter "Satellite Newspapers"). Under said Rights Agreement, Satellite Newspapers appointed the Company as it's irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper Kiosks (hereinafter "KiOSK) and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names "Satellite Newspapers" devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

In October 2003, Satellite Newspapers took a different direction. Satellite Newspapers sold their patents, software and trademarks to Media Finance en Suisse Holding GmbH, a Swiss corporation (hereinafter “Media Finance”). Thereafter, Media Finance set up an operating subsidiary, Satellite Newspapers Suisse GmbH, a Swiss corporation (hereinafter “Satellite Swiss”). Media Finance granted Satellite Swiss a twenty-year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

On November 26, 2003, the Company entered into a Stock Purchase Option Agreement dated November 26, 2003 with Media Finance for the purchase of 100% of Satellite Swiss. This option agreement allowed the Company to acquire the right to purchase 100% of the shares of common stock of Satellite Swiss. On February 15, 2004, the Company exercised the option and acquired 100% of Satellite Swiss in consideration for the issuance of 126,000,000 shares of common stock.

On December 19, 2003, as part of the Company’s desire to obtain Satellite Swiss, Roy Piceni, founder of Satellite Newspapers and whose family owns 100% of Media Finance was elected the Company’s chairman of the board and as its president.

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

On August 31, 2004, the Company entered into an agreement to acquire a 52% interest in SoliDAM, a software development company located in the Netherlands. The purchase price is to consist of the issuance of a $125,000 note payable to the stockholders of SoliDAM as well as 919,926 shares of the Company’s stock. On September 15, 2005, the Company and the shareholders of SoliDAM decided that the acquisition of SoliDAM was not in the best interests of either party. It was mutually agreed to unwind the transaction. Accordingly the shareholders of SoliDAM returned the 919,926 shares of the Company’s common stock and released the Company from its note obligation in the amount of $125,000.

THE BUSINESS OF THE COMPANY – AS OF DECEMBER 31, 2005

In June 2005, Swiss Satellite incorporated two new Swiss subsidiary entities. Satellite Newspapers Content GmbH and Satellite Newspapers Trading GmbH. Except for the Development and Network Management, the Swiss Companies will take over all activities from the Dutch Companies.

On November 30, 2005, the Company changed its name from Satellite Newspapers Corp. to Satellite Newspapers Corp. In addition, effective November 30, 2005, the Company’s quotation symbol on the OTC Bulletin Board changed from SENR to SNWP.

On December 5, 2005, Mr. Roy Piceni resigned as Chief Executive Officer of the Company. On December 5, 2005, the Board of Directors appointed Ms. Jerri L. Palmer as the new Chief Executive Officer of the Company. Mr. Piceni will continue to serve as the Chairman of the Board of Directors.

On March 31, 2006, the Company’s subsidiary Swiss Satellite entered into a binding Secured Purchase Agreement which closed on the same date with Media Finance en Suisse Holding GmbH whereby the Company sold $2,700,000 original principal amount of Series A Premium Secured Convertible Debenture and its two Dutch subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV.

Media Finance en Suisse Holding GmbH paid for the Debentures and the two subsidiaries when it was transferred to Swiss Satellite all its validity issued and subsisting Intellectual Properties, such as patents to the manufacture of the KiOSKS that was owned by Media Finance en Suisse Holding GmbH. With this transaction, the twenty-year exclusive license distribution agreement with Media Finance has ended and the Company is free from its monthly fee obligation, since the Company is now the holder of these rights.

As of April 2006, the Company has ended the Regional Distribution Agreements with 4 of the 5 contracted Regions. As of April 2006, the Company is working directly with the various individual dealers in the various countries. This allows the Company to skip the process of dealing through another layer and thereby allow the Company to realize greater revenues and better direct communication with its ultimate users.

2. THE BUSINESS AND ITS OBJECTIVES

For people in transit, recreation and/or business related, Satellite Newspapers (SNWP) provides key distributors with efficient, inexpensive access to international content providers. Currently, this includes over 190 newspapers and potentially could include numerous other types of published materials. SNWP provides global access to detailed information from content publishers via multiple output devices. The digital publisher files in the SNWP system can be printed via a KiOSK, system integrated software which can print a single copy or bulk quantity at any given time and viewed with a specially designed viewer that allows digital content files to look like the actual paper or publication. As a commodity, SNWP represents a competitive distribution vehicle for publishers to reach beyond their primary markets and connect with new outlets and audiences invested in the global exchange of information.

Through the management of publications digital files through a global network, SNWP gives publishers a cost effective way to publish their content throughout the world without incurring shipping and freight cost.

With strong and unique products and marketing strategy, the Company is able to meet demands for publications in where in the world on demand.

The Company specializes in providing an alternative method for entering, storing, and delivering published content via satellite or Internet connection. With the development and release of two output devices, CLiENT Software and KiOSK, users are able to instantly download and print digital content from numerous sources, generally restricted by copyright. Currently, over 190 of the latest edition international and domestic newspaper titles are available for on-demand print access through SNWP. Content publishers upload files, making their information instantly available to any print station in the network. Within 30 minutes, content is accessible to any number of readers in any country in the world. Once licensing is secured from the publishers, SNWP provides a complete service of a distributor, facilitating the accessing of any content information desired by the end-user.

Products

The Company focuses on three different outlets, by which newspapers can reach customers,

1.	KIOSK; An automated free-standing KiOSK that enable end-users to select and print leading newspapers from around the world on demand and in the given newspapers’ original layout within 2 minutes.
2.

CLiENT; Easily downloadable or CD-enabled computer software which allows for distributors of multiple copies as well as end users to print as well as view these same newspapers directly from their own personal computers.

3.	GPA- Global Print Alliance; this is a combination of Satellite’s advanced technology, it’s existing Global Satellite Multicast Signal, its distribution channels and print sites in key cities

•	This alliance will provide publishers a valuable tool to increase global circulation of their newspapers.
•

This alliance will allow print sites in key cities to print out of market newspapers that are in demand at Day A and to deliver these to retail outlets, airline industry, international staff at global companies and subscribers.

•	This alliance will bring together all the elements that are needed to boost the circulation of international newspapers being printed at different foreign locations.
•	This Alliance is a cost saving operation for the publishers, but most of all a logistic solution to deliver international newspapers in newsprint format at Day A at any print location in the world.

Our goal is to establish the Satellite Newspapers KiOSK, the Satellite Newspapers CLiENT and Satellite’s Global Print Alliance name as the de facto standard in remote electronic newspaper printing. We intend to make newspaper content available on demand to those in need of timely affordable information.

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

MARKET INFORMATION AND ANALYSIS

When it comes to newspapers, travelers appreciate, but rarely get, the comfort and convenience of reading news in their own languages and in their preferred newspapers. If there are international versions, they usually arrive late. Compounding the current problem, and supporting our view that there is a significant market for print-on-demand newspapers, publishers spend large amounts of money on airfreight, and often deliver more copies overseas than they actually sell. Moreover, readers are asked to pay much higher prices for inferior international products--that is newspapers that come late and consequently carry old news.

We strongly believe that the printed-paper model will continue to thrive despite the growth of the Internet. Publishers today, appear reluctant to aggressively promote the Internet delivery model because of the threat of the loss of intellectual property and the inability to develop sustainable business propositions that actually generate profitable revenues. By providing a single global electronic distribution network system, our KiOSK and CLiENT systems will provide readers with reasonably priced, current editions of newspapers in a convenient time frame and in a familiar format. The familiar format of the printed newspaper has proved itself capable of surviving, despite the many dramatic changes in the communications industry.

We believe our KiOSK and CLiENT systems have another advantage. It provides international distribution channels at much lower cost than might be the case with traditional newspapers. Publishers will also be able to specify which sites will receive their newspaper, in order to avoid competition with any conventional distribution system. All together, we believe this will open new markets and create realistic opportunities for publishers to expand regular circulation and to provide a competitive advantage over other electronic media.

We intend to provide for the worldwide distribution of up-to-date, condensed versions of daily newspapers, in a variety of languages, anywhere around the globe.

THE PUBLISHER AND ADVERTISER MARKET

Although worldwide newspaper circulation is an extremely large market in absolute terms, total circulation has been stagnant or decreasing overall worldwide. This has created a strong need for publishers to find new and innovative ways to boost copy sales and maintain or increase advertising revenues.

While newspaper circulation figures have declined or remained stagnant in key markets, advertising sales have generally continued to grow.

As publishers continue to look for future advertising growth in a setting of declining circulation, new patterns for newspaper distribution that can counterbalance slowing copy sales – and provide more “customized” solutions to large advertisers – take on greater meaning. In this regard, by offering local, regional, or international advertising opportunities, Satellite Newspapers provides a very attractive and immediate solution to a range of advertisers.

The publishers through Satellite Newspapers can have their titles printed on demand via KiOSK™ or CLiENT™ in remote (development of local communities -> potential subsidies) locations around the world. Through the global GPA a publishers will be able to increase the circulation in international markets with the ability to print bulk copies. If a publisher prints at least 500 copies of their title a day in 10 cities that is 5,000 copies of their newspapers being printed without deterioration of the primary market this means that they are organically developing circulation. This means 150,000 additional copies a month of their title in circulation. Those are substantial numbers to advertisers.

THE CONSUMER MARKET

The underlying foundation for Satellite Newspapers ability to achieve market leadership will be derived largely from its positioning as a news aggregation innovator, effectively a newspaper portal from which consumers can select from many different titles. Recent developments in electronic media and the Internet have led consumers to become accustomed to receiving instantaneous information, as they demand more choices in their everyday lives. These consumers are no longer willing to compromise: delayed newspaper delivery or the inability to read favorite “home town” newspapers and daily or weekly business publications in “real time” is unacceptable to them. Out-of-market newspaper purchasers, who tend to be the most sophisticated newspaper readers, also require integrity of content – news excerpts or story synopses simply do not suffice.

SNWP believes that its ability to configure newspapers in tabloid format in their original layout is an important aspect of its competitiveness. Recent studies indicate a growing consumer acceptance if not preference for the streamlined tabloid format similar to that used in Satellite Newspaper KiOSKS™. The tabloid format is particularly favored among mobile, middle market and younger consumers and in markets with many competing titles where tabloids are better able to differentiate themselves from traditional broadsheets

COMPETITION

To date, Satellite Newspapers has had only one direct competitor of similar size and industry segment focus. The Company believes that this competitor, NewspaperDirect, which is based in British Colombia, Canada, has a more narrow system of distributors and limited capability to develop new products. Moreover, NewspaperDirect does not have a product which competes with Satellite Newspapers’ KiOSKS.

ITEM 2	DESCRIPTION OF PROPERTIES

We lease our office space on a rent free basis, which are located at the office of our General Counsel Jerry Gruenbaum at Bank of America Building, 980 Post Road East, Westport, Connecticut 06880.

ITEM 3	LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. Except for the following, we are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations:

On May 2004, Fred de Vries and Renato Mariani filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s CEO claiming fraud. The parties were seeking monies and benefits owed in connection with their employment agreements as well as other damages. On June 27, 2005, the company had agreed upon a settlement.

The company will pay Fred de Vries and Renato Mariani an amount of $300,000 within 12 months. First payment made on August 1, 2005 and the last payment on August 1, 2006. The minimum amount payable is $5,000 a month, the maximum amount will be one third of any monies that the company receives from investors during equity invested into the business by sale of shares during the period of the one year.

Three Dutch companies in the Netherlands have commenced a legal procedure against Satellite Newspapers Content BV, claiming an amount due to them of approximately $156,000. They have agreed to suspend legal action until June 1, 2005 based upon a settlement reached in February 2004 whereby a shareholder of the Company will surrender a comparable number of Company shares to offset the obligation

To date The Company is still in negotiation with the three Dutch companies in order to find a solution. While negotiations are pending, legal actions against the company are suspended.

The Company may become involved in material legal proceedings in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2005

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board since August 2002. Our symbol is "SNWP". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2004

First Quarter	4.15	4.05
Second Quarter	2.37	0.32
Third Quarter	0.77	0.27
Fourth Quarter	0.35	0.21

FISCAL YEAR ENDED DECEMBER 31, 2005

First Quarter	0.260	0.13
Second Quarter	0.170	0.06
Third Quarter	0.235	0.03
Fourth Quarter	0.145	0.07

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	0.11	0.013

As of May 19, 2006, there were 423,477,518 shares of common stock outstanding.

As of May 19, 2006, there were approximately 543 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2005, we did not have an equity compensation plan authorizing us to issue shares of common stock

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company sold the following shares of common stock during the three fiscal years ended December 31, 2005 (adjusted to reflect reverse stock splits and share issuances through April 15, 2005) without registration based on Regulation S or Section 4(2) of the Securities Act of 1933, as amended. All of the offerings were conducted solely by the Company, without the engagement of an underwriter.

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

On February 9, 2004, we entered into a private placement of securities under Regulation S or Section 4(2) of the Securities Act of 1933, as amended for the sale of 1,348,321 common shares for foreign purchasers for approximately $269,664. The Company solely conducted the offering, without the engagement of an underwriter; however, the Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

On February 15, 2004, we entered into a private placement of securities under Regulation S or Section 4(2) of the Securities Act of 1933, as amended for the sale of 215,920 common shares for foreign purchasers for approximately $43,184. The Company solely conducted the offering, without the engagement of an underwriter; however, the Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

On March 2, 2004, we entered into a private placement of securities under Regulation S or Section 4(2) of the Securities Act of 1933, as amended for the sale of 562,144 common shares for foreign purchasers for approximately $112,429. The Company solely conducted the offering, without the engagement of an underwriter; however, the Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

On March 3, 2004, we entered into a private placement of securities under Regulation S or Section 4(2) of the Securities Act of 1933, as amended for the sale of 67,791 common shares for foreign purchasers for approximately $13,558. The Company solely conducted the offering, without the engagement of an underwriter; however, the Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

On April 5, 2004, we entered into a private placement of securities under Regulation S or Section 4(2) of the Securities Act of 1933, as amended for the sale of 169,300 common shares for foreign purchasers for approximately $33,860. The Company solely conducted the offering, without the engagement of an underwriter; however, the Company paid a 10% commission to Bel Air Group, Inc. as finders fee.

During the six months ended June 30, 2004, 6,830,864 shares of common stock were sold under a private placement agreement with GCH Capital, LTD. The total aggregate proceeds received were $409,444.

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

On September 15, 2005, the Company and the shareholders of SoliDAM decided that the acquisition of SoliDAM was not in the best interests of either party. It was mutually agreed to unwind the transaction. Accordingly the shareholders of SoliDAM returned the 919,926 shares of the Company’s common stock and released the Company from its note obligation in the amount of $125,000.

During the third quarter ending September 30, 2005, holders of the 5% convertible subordinated debenture converted their holdings to common stock at the stipulated conversion rate of $0.23 per share. Accordingly, 521,732 shares of the Company's common stock were issued to convert 120,000 convertible subordinated debentures.

On October 31, 2005, the Board of Directors classified 300,000 of its authorized but un-issued shares of preferred stock of the corporation, par value $0.01 per shares as shares of Class A Preferred Stock. Each share of Class A Preferred Stock shall be convertible, at the option of the holder of such share, into 1,000 shares of common stock of the Company at any time that the Company is authorized to issue such shares.

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

On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd, (hereafter, referred to as the "Investors") to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company's financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

One of the terms of GCH Capital entering into the agreement was that Media Finance en Suisse Holding GmbH, as well as Mr. Roy Piceni converted their notes payable into shares of common stock.

On March 31, 2006, the Registrant’s subsidiary Satellite Newspapers Suisse GmbH of Zug, Switzerland entered into a binding Secured Debenture Purchase Agreement which closed on the same date with Media Finance en Suisse Holding GmbH whereby the Registrant sold $2,700,000 original principal amount of Series A Premium Secured Convertible Debenture (the “Debenture”) and its two subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV for a total aggregate consideration of Two Million Seven Hundred Thousand ($2,700,000) U.S. Dollars.

Media Finance en Suisse Holdings GmbH paid for the Debentures and the two subsidiaries when it transferred to Satellite Newspapers Suisse GmbH all its validly issued and subsisting patents relating to the manufacture of the Kiosks, which patents are registered in the United States of America bearing registration numbers 5,860,362 (referred to herein as the “Patents”), and of confidential and proprietary know-how relating to the practice of the Patents and to the manufacture of the articles described in the Patents that was owned by Media Finance en Suisse Holdings GmbH and is valued in excess of Two Million ($2,000,000) US Dollars and its current receivables totaling Seven Hundred Thousand ($700,000) U.S. Dollars.

The Debentures are in the principal amounts of Two Million Seven Hundred Thousand ($2,700,000) US Dollars, bear interest at the annual rate of Eight (8%) Percent and are convertible into the number of shares of Satellite Newspapers Corp. (the Registrant) at the conversion rate of $0.005 per share or 50% of the market price if the stock trades below $0.005.

Item 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company’s actual results for future periods could differ materially from those anticipated or projected.

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

Overview

We receive, distribute and sell newspaper data on a daily basis through multiple outlets or Kiosks. We produce and sell the KiOSKS on an international basis. After introducing the CLiENT Application CD-ROM version, we increasingly sell Newspaper prints via this channel. We generate revenue as follows:

•	The Company receives a fee for each KiOSK sold;
•	The Company receives a user license fee per KiOSK per year;
•	The Company receives a fee for each newspaper sold at a KiOSK

•

The Company receives a fee for each CLiENT application sold in addition to a yearly user fee; and

•	The Company receives a fee for each newspaper printed through the CLiENT

Satellite Newspapers distributes its content through the use of five satellite stations and three uplink stations as well as through the Internet.

Managements’ Discussion and Analysis

Results of Operations – Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

We had net sales of $1,671,954 for the year ended December 31, 2005 as compared to $1,090,571 for the year ended December 31, 2004. This increase in net sales is a result of our change in business operations to focus on the deployment of electronic newspapers through our KiOSK system as well as our recently launched CLiENT Software Application.

Cost and Expenses

Cost and expenses for the year ended December 31, 2005 was $3,998,783 as compared to $8,279,548 during the year ended December 31, 2004, which consisted of selling, general and administrative costs and services. Cost and expenses during the year ended December 31, 2005 included cost of services ($865,510), selling general and administrative ($2,695,784), stock issued for services ($0) and depreciation and amortization ($437,489). This decrease in cost and expenses is a result of our change in business operations to focus on the deployment of electronic newspapers through our KiOSK system as well as our recently launched CLiENT Software Application.

As a result of the foregoing factors, we realized a net loss of $2,617,485 for the year ended December 31, 2005 compared to a net loss of $7,462,755 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of ($12,087,594). Further, at December 31, 2004 we had a working capital deficit of ($9,470,109), as a result our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd, (hereafter, referred to as the "Investors") to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company's financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

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

Cash Flows

Net cash used in operating activities was $1,52,537 for the year ended December 31, 2005 and $2,066,797 for the year ended December 31, 2004. This decrease was primarily due to the increase in the net loss.

Net cash provided by financing activities was $1,207,352 and $2,788,705 for the year ended December 31, 2005 and 2004, respectively. The net cash provided by financing activities for the year ended December 31, 2005 consisted primarily of loans provided by Mr. Piceni and his Company Media Finance.

During the year ended December 31, 2005 the net cash used in financing activities consisted primarily of $..,... from the acquisition of property and equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7.	FINANCIAL STATEMENTS.

SATELLITE ENTERPRISES CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

CONTENTS

________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Deficit	F 6

Notes to Consolidated Financial Statements	F 9

MEYLER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Satellite Enterprises Corp.

Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Satellite Enterprises Corp. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $12,087,594 since inception, has negative working capital, a stockholders’ deficit, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ

May 19, 2006

1

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(Restated)

CURRENT ASSETS
Cash	$37,509	$46,897
Accounts receivable	241,002	119,644
Inventory	119,658	59,079
Total Current Assets	398,169	225,620
EQUIPMENT, net of accumulated depreciation of
$398,568 and $300,765 at December 31, 2005 and
2004, respectively	1,183,472	1,274,629

OTHER ASSETS
Deposits	8,826
Technology rights, net of accumulated amortization of
$679,372 and $339,686 in 2005 and 2004, respectively	840,466	1,358,742
	849,292	1,358,742

Total Assets	$2,430,933	$2,858,991

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
5% Convertible subordinated debenture		500,000
Accounts payable	1,321,768	828,476
Accrued salaries and related expenses	371,107	253,444
Accrued expenses	99,523	319,458
Total Current Liabilities	1,792,398	1,901,378

LONG-TERM LIABILITIES
Notes payable to related parties	165,848	845,525
Loans payable	3,060,280	2,704,447
Total Long-Term Liabilities	3,226,128	3,549,972

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 257,533 Class A convertible preferred shares issued and outstanding	258
Common stock authorized 500,000,000shares; par value $0.001; issued and outstanding 420,477,518 and 224,248,345 shares at December 31, 2005 and, 2004, respectively	420,478	224,249
Additional paid-in capital	8,932,320	7,040,096
Accumulated deficit	(12,087,594)	(9,470,109)
Accumulated other comprehensive loss	146,945	(386,595)
Total Stockholders’ Deficit	(2,587,593)	(2,592,359)

2

Total Liabilities and Stockholders’ Deficit	2,430,933	2,858,991

See accompanying notes to financial statements.

3

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004
		(Restated)

NET SALES	1,671,954	1,090,571

COSTS AND EXPENSES
Cost of services	865,510	944,613
Selling, general and administrative	2,695,784	3,148,873
Stock issued for services		3,560,000
Depreciation and amortization	437,489	626,062
Total Costs and Expenses	3,998,783	8,279,548

NET OPERATING LOSS	(2,326,829)	(7,188,977)

OTHER INCOME (EXPENSES)
Loss on foreign exchange	(46,583)	(39,383)
Loss on disposal of equipment		(135,745)
Interest expense	(244,070)	(98,650)
Total Other Expenses	(290,656)	(273,778)

NET LOSS	(2,617,485)	(7,462,755)

NET LOSS PER COMMON
SHARE (BASIC AND
DILUTED)	(0.01)	(0.04)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	273,708,848	209,877,298

See accompanying notes to financial statements.

4

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
		(Restated)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	(2,617,485)	(7,462,755)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Common stock issued for services		3,560,000
Depreciation	437,489	626,062
Loss on disposal of equipment		135,745
Provision for bad debts		231,738
Changes in operating assets and liabilities:
Accounts receivable	121,358	(83,817)
Inventory	(60,579)	(59,079)
Accounts payable	668,540	529,933
Accrued expenses	(219,523)	256,06
Accrued salaries and related expenses	117,663	199,315
NET CASH FLOWS USED IN
OPERATING ACTIVITIES	(1,552,537)	(2,066,797)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash paid for property and equipment	(4,548)	(459,103)
Deposits		(236)
NET CASH FLOWS USED IN
INVESTING ACTIVITIES	(4,548)	(459,339)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
5% Convertible subordinated debenture		500,000
Advances from notes payable to related
parties	1,124,831	115,078
Change in loans payable	(82,956)
Proceeds from issuance of common stock	82,522	2,076,583
Proceeds from stock subscription receivable		180,000
NET CASH FLOWS FROM
FINANCING ACTIVITIES	1,207,353	2,788,705

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	340,344	(223,771)
INCREASE IN CASH	(9,388)	38,792
CASH, BEGINNING OF PERIOD	46,897	8,099
CASH, END OF PERIOD	37,509	46,897

See accompanying notes to financial statements.

5

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2005	2004
		(Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$ 94,484
NON-CASH INVESTING AND FINANCING
ACTIVITIES
Issuance of common stock for consulting services		3,560,000
Issuance of common stock in payment of accounts payable
	38,816	38,816
Conversion of 5% subordinated debenture	500,000
Conversion of related party debt to common stock
	3,000,000

See accompanying notes to financial statements.

6

F

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Deficit

Balance, December 31,
2003	192,316,350	$192,316	$1,524,202	$(180,000)	$(2,007,354)	$(44,164)	$(515,000)

Payment for stock subscription				180,000			180,000

Issuance of shares under
private placement at $0.06
per share net of commission	6,830,864	6,831	402,612				409,443

Issuance of shares for consulting
services at $0.06 per share	5,000,000	5,000	295,000				300,000

Issuance of shares under a
private placement at $0.23
per share	8,695,653	8,696	1,658,444				1,667,140

Issuance of shares at $.06 per
share settlement of obligations	581,949	582	38,234				38,816

Issuance of shares for consulting
services upon exercise of
warrants valued at $.34	4,823,529	4,824	1,635,176				1,640,000

F

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2005 and 2004

See accompanying notes to financial statements.

F

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (CONTINUED)

For the Years Ended December 31, 2005 and 2004

								Accumulated
					Additional			Other	Total
	1.1.1 Preferred Stock		1.1.2 Common Stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Deficit

Issuance of shares to
consultant at $.27 per share in
connection with general
release and settlement
agreement			6,000,000	6,000	1,614,000				1,620,000
Investment of Media Finance GMBH
in Company				(127,572)				(127,572)
Adjustments from exchange rate changes							(342,431)	(342,431)
Net loss for year ended
December 31, 2004							(7,462,755)		(7,462,755)
Balance at December 31, 2004			224,248,345	224,249	7,040,096		(9,470,109)	(386,595)	(2,592,359)
Issuance of shares to convert $120,000 of 5% convertible subordinated debentures
@$0.23 per share			521,732	522	119,478				120,000
Conversion of related party debt to equity	177,533	178	22,467,007	22,467	1,477,355				1,500,000
Conversion of media finance GMBH debt
to equity	80,000	80	120,000,000	120,000	1,379,920				1,500,000
Sale of common stock to GCH Capital
@$0.10 per share			10,000	10	990				1,000
Issuance of shares to GCH Capital for

F

their conversion of 5% conversion
convertible subordinated debentures
@$0.23 per share			1,652,173	1,652	378,348			380,000
Issuance of shares to GCH Capital for their
purchase of 2004 underwritten warrants			47,847,827	47,848	33,674			81,522
Issuance of shares to underwriters in
settlement of 2004 underwriters
agreement			3,730,434	3,730	(3,730)
Adjustment from exchange rate changes							533,540	533,540
Net loss for the year ended
December 31, 2005						(2,617,485)		(2,617,485)
Investment of Media Finance GMBH in Company					(1,493,811)			(1,493,811)
	257,533	$258	420,477,518	$420,478	$ 8,932,320	$(12,087,594)	$ 146,945	$ (2,587,593)

See accompanying notes to financial statements.

F

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Satellite Enterprises Corp., (“Company”) through its wholly owned subsidiary, Satellite Newspapers en Suisse GMBH (“Suisse”), provides newspaper publishers access to an advanced methodology of distribution for national, international and local newspapers. The Company digitally distributes, prints and sells publishers’ newspapers through interactive vending units placed in hotels, airports and cruise ships.

On June 20, 2004, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (“Satellite Newspapers”). Under this Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial non-exclusive distributor to promote the sale and/or lease of its newspaper Kiosks and the associated Satellite Newspaper content distribution technology which Satellite Newspapers developed. Satellite Newspapers owns the patents, engineering and technical design for this technology.

The Company merged with Suisse (formerly Media finance en Suisse GMBH) under a stock purchase option agreement dated November 26, 2004 which was exercised on February 15, 2005. Suisse has two wholly owned companies in the Netherlands, Satellite Newspapers Content B.V. (incorporated on May 24, 2001) which negotiates agreements with the newspaper publishers and Satellite Newspapers Trading, B.V. (incorporated on May 17, 2001) which markets and sells vending units known as Kiosks which are used to distribute the digitized newspapers. Neither company had operations in 2001.

Reverse Merger

On February 15, 2005, the Company exercised its stock purchase agreement to merge with Suisse and its wholly owned subsidiaries and acquired all of Suisse’s outstanding common stock by the issuance of 126,000,000 shares of its $0.001 par value common stock (the “Merger”). In connection with the Merger, Suisse became a wholly owned subsidiary of the Company. Prior to the Merger, Satellite Enterprises Corp. was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of the Company by Suisse and a recapitalization of Suisse. The Merger has been reflected in the accompanying financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of Suisse. Since the Merger is a recapitalization and not a business combination, proforma information is not presented.

Suisse was previously owned by Media Finance en Suisse Holding GMBH, a company wholly owned by the family of the President and Chief Executive Officer of the Holding Company. As part of the merger, an exclusive 20 year world wide license was granted to the Company to market and distribute digital newspapers.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $12,087,594 since inception, has negative working capital of $1,394,229, and an accumulated

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)

stockholders’ deficit of $2,587,593. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and adequate cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The Company considers the Swiss Franc to be its functional currency. Assets and liabilities were translated into US dollars at the year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive loss, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2005 or 2004.

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

Inventories

Inventories are stated at the lower cost or market value. Cost is determined using the first-in, first out (FIFO) method. Inventories consist principally of kiosk machines.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Technology Rights

Technology rights are amortized over their estimated useful life of 5 years.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company’s financial statements. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit, in the balance sheet.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Goodwill (Continued)

The Company accounts for stock issued for service using the fair value method. In accordance with the Emergency Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

Revenue Recognition

The Company’s policy is to recognize revenue at the time a transaction is completed at a local interactive vending unit (Kiosk) located at various sites around the world. To manage this global network, the Company has divided the network into eight distinct regions with the intent to issue each regional distributor rights to market and sell the Company’s product. Each distribution agreement requires a defined monthly minimum fee. To the extent that revenues generated within the region exceed the minimum, no minimum fee would be required and the Company, based upon internally generated settlement reports, would compensate the distributors.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling osts, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Accounting for Stock-Based Compensation.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share- based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s financial position or results of operations.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. Management does not anticipate that adoption will have a material impact on results of operations, financial position or cash flows.

NOTE B - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for determining whether certain entities should be consolidated in the Company’s consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

The Company has concluded that the entity, Media Finance en Suisse GMBH (“Media Financie”) is deemed to be VIE under FIN 46 and accordingly it has been consolidated in the financial statements for 2005 and 2004. Media Finance, a holding company, had total assets of $4,024,640 and $1,473,012, total liabilities of $8,050,323 and $1,861,855, accumulated deficits of $(693,017) and $(388,843) at December 31, 2005 and 2004, respectively, and losses of $799,475 and $388,843 for the years then ended.

NOTE C - EQUIPMENT

Equipment is comprised of the following at December 31,

2005	2004
Molds	$1,131,444	$1,131,444
Kiosks	369,492	381,758
Furniture and fixtures	81,104	62,192
1,582,040	1,575,394
Less: accumulated depreciation	398,568	300,675
$1,183,472	$1,274,629

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE D - LOANS PAYABLE

The Company has two loans which are payable to individuals. These loans are unsecured and one is non-interest bearing. The other loan bears interest at the rate of 10% per annum. Both of these loans are part of Media Finance en Suisse GMBH, the variable interest entity. The proceeds of such loans were used to finance the Company and to acquire the technology rights. At December 31, 2005, the loans aggregated $3,226,128.

NOTE E - RELATED PARTY TRANSACTIONS

At December 31, 2004, $1,436,617 was due to related parties and $1,247,878 was due to individuals. Of the $1,247,878, approximately $1,107,000 was repaid and $140,000 was assumed by Mr. Picini, the Chief Executive Officer and majority shareholder increasing his loan balance to approximately $1,600,000. Additionally in 2005, Media Finance en Suisse GMBH loaned the Company an additional $1,500,000 from investors of Media Finance en Suisse GMBH. This Company is controlled by Mr. Roy Picini, the Company’s Chief Executive Officer. In October 2005 as part of a debt restructuring plan, both Mr. Picini and Media Finance en Suisse GMBH each converted $1,500,000 of debt into common stock of the Company. At December 31, 2005, the balance of indebtedness to related parties aggregated $165,848.

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

The Company’s net operating loss carry forwards amounted to approximately $9,710,281 at December 31, 2005, which will expire through 2025.

NOTE G - STOCKHOLDERS’ DEFICIT

Increase in Authorized Shares

On March 11, 2004, the Directors and Shareholders of Satellite Enterprises Corp. approved an increase in the authorized number of shares of common stock from 200,000,000 to 500,000,000 and declared a 3-for-1 stock split effective in the form of a 200% dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004. All per share data and figures have been adjusted to give effect to the 3-for-1 split.

During the first quarter of 2005, GCH Capital, as part of a private placement, sold 6,830,864 shares for $409,443. The shares were sold at $0.06 per share, net of commissions.

The company issued 5,000,000 shares of its common stock to GCH Capital valued at $0.06 per share or $300,000 in connection with a 3 year consulting agreement relating to investment banking commencing

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE G - STOCKHOLDERS’ DEFICIT(CONTINUED)

Increase in Authorized Shares (Continued)

December 1, 2004. The agreement was terminated in September 2005 and the shares issued were accounted for as stock based compensation.

In May 2004, the Company entered into a private placement arrangement with a group of investment bankers and amended the agreement on October 29, 2004 to sell 8,695,653 shares of its common stock at a price of $0.23 per share and the issuance of $500,000 5% convertible debentures due October 31, 2005. The debentures are convertible into common stock at $0.23 per share. Interest is payable to maturity. The Company will receive the proceeds of the convertible debentures when a registration statement is filed to register the shares sold under the private placement. Additionally, $150,000 was paid to GCH Capital as a break-up fee under their investment banking arrangement. Under the terms of the agreement, 20,000,000 shares of the Company’s common stock owned by Media Finance en Suisse GMBH was pledged as collateral, 8,695,653 warrants were issued to acquire shares of the Company’s common stock at $1.50 per share, and the Company has issued an option to each of the investors to purchase an equivalent number of shares within a four month period subsequent to the effective date of the Registration Statement at $0.23 per share.

Under the terms of the securities Purchase Agreement, the company is subject to penalties payable in cash or stock for non-compliance with certain terms and conditions of the agreement.

In June 2004, the Company issued 581,949 shares @ $0.06 per share of its common stock to GCH Capital to settle unpaid expenditures paid by GCH Capital on behalf of the Company.

In June 2004, the Company issued 4,823,529 shares of its common stock under a net cash basis formula for 6,000,000 warrants outstanding held by GCH Capital in connection with consulting and investment banking agreements. This transition was considered stock based compensation.

In September 2004, the Company issued 6,000,000 shares of its common stock to GCH Capital in order to terminate all consulting and investment banking relationships. This transition was considered stock based compensation.

In December 2004, the Company issued 919,926 shares of its common stock at $0.26 per share in connection with the acquisition of SoliDam. In June 2005 the parties agreed that the transaction was not in the best interest of the parties and the transaction was terminated. The Company unwound the transaction and accordingly the financial statements for 2004 have been restated to reflect this change since the transaction was previously included in the 2004 statements.

The note holders of the 5% convertible subordinated debentures converted $120,000 of the notes to common stock of the Company. Accordingly, 521,732 shares of common stock were issued at a price of $0.23 per share.

In October 2005, a majority shareholder converted $1,500,000 of related party debt to 200,000,000 shares of the Company’s common stock. Due to the limitation on authorized common stock, 177,533 shares of convertible preferred stock was issued and 22,467,007 shares of common stock was issued. The convertible preferred stock is convertible at the rate of one preferred to 1,000 common.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE G - STOCKHOLDERS’ DEFICIT (CONTINUED)

Increase in Authorized Shares (Continued)

In October 2005, Media Finance en Suisse GMBH, a company controlled by the Chief Executive Officer, converted 1,500,000 of its related party debt to 200,000,000 shares of the Company’s common stock. Due to the limitations on authorized common stock, 80,000 shares of convertible preferred stock was issued and 120,000,000 shares of common stock was issued. The convertible preferred stock is convertible at the rate of one preferred to 1,000 common.

In October 2005, the Company issued 10,000 shares of its common stock to GCH Capital at a price of $0.10 per share. The shares were issued as consideration with their efforts in negotiations with the underwriting group relating to the 2004 underwriting.

In October 2005, the Company issued 1,652,173 shares of its common stock to GCH Capital for their conversion of $380,000 of 5% convertible subordinated debenture at $0.23 per share.

In October 2005, the Company issued 47,847,827 shares of its common stock to GCH Capital for the exercise of warrants which GCH Capital obtained from their conversion of $380,000 of 5% convertible subordinated debentures. The total consideration for the warrant exercise was $81,522.

In October 2005, the Company issued 3,730,434 shares of its common stock to the 2004 underwriting group as final consideration to release the company from underwriting agreements relating to future sales of its common stock. The shares were issued at par value.

Stock Options

On December 1, 2004, the Company granted options to purchase 24,309,000 shares of the company’s common stock to consultants with an exercise price of $0.06 per share. These options vested immediately and will expire five years from issuance date. The options issued to consultants had a fair value of $244,692 based upon the Black-Scholes options pricing model. The compensation associated with these options was expensed in 2004.

Transactions involving options are summarized as follows:

Options granted December 1, 2004	24,309,000	$0.066
Balance December 31, 2004	24,309,000	$0.066

Options granted in 2005

Balance December 31, 2005	24,309,000	$0.066

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE G - STOCKHOLDERS’ DEFICIT (CONTINUED)

Assumptions (Continued)

Pro forma information regarding net loss and net loss per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for the year ended December 31, 2004 as follows:

Assumptions

Risk-free rate	3.46%
Dividend yield	N/A

Volatility factor of the expected market price of the

Company’s common stock	.10%

Average life 1 year

Interest rate	3.46%

For purposes of pro forma disclosures, the estimated fair value of the options has been expensed in the current period. Accordingly, there is no difference between actual and pro forma results.

Information concerning stock options outstanding at December 31, 2005 is as follows:

Remaining
Exercise Price	Number Outstanding	Contractual Life	Number Exercisable

$0.066	24,309,000	5	years	24,309,000

Reserved Shares

At December 31, 2005, the Company has reserved 24,309,000 shares of its common stock under existing option agreements.

NOTE H - OPERATING LEASES

The Company has entered into two operating leases for (1) a corporate home in Switzerland and (2) an automobile for the President. The corporate home lease commenced April 1, 2005 and has an unlimited duration which can be cancelled upon three months written notice in advance. The monthly rent is $1,620 per month. The auto lease is for a period of 48 months commencing March 1, 2005 with a monthly payment of $1,556.

Minimum annual rentals are as follows:

2006	38,112
2007	38,112
2008	22,552

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE I - EMPLOYMENT CONTRACT

The Company has entered into an employment contract with the President and Chief Operating Officer of Suisse. The contract commenced January 1, 2005 and its duration is infinite. The agreement provides for a monthly salary of approximately $10,000 per month plus reasonable travel expenses.

NOTE K - RESTATEMENTS

The financial statements of the Company have been rested to reflect the elimination of the SoliDam acquisition which occurred in December 2004 and the inclusion of Media Finance en Suisse GMBI, a variable interest entity.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with the exception that the Company did not believe that financials for Media Finance Suise Holdings GMBH owned by Roy Piceni, President of the Company should be consolidated, because it has no legal connections with the Company. However the Company complied with the auditors demand to consolidate.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.	That internal controls necessary to develop reliable financial statements did not exist; or

2.	That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

3.

That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal. During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company’s internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors as of April 14, 2005 are as follows:

Name	Age	With Company Since	Director/Position
Roy Piceni	38	12/2003	President

Jerri Palmer	38	12/2005	Former Chief Executive Officer

Randy Hibma	34	01/2004	Chief Financial Officer

Henk Meijer	45	04/2004	Director

MR. ROY PICENI/PRESIDENT

Mr. Piceni has served as Chief Executive Officer of our company from December 19, 2003 till December 05, 2005. After resigning as CEO he continued to serve the Company as Chairman of The Board of Directors. Prior to joining our company, Mr. Piceni was the founder of Satellite Newspapers Worldwide and was employed there since 2000. From 1995 to 2000, Mr. Piceni was employed with Eurostar as CEO. Mr. Piceni provides 100% of his time to our company.

MS. JERRI PALMER/CHIEF EXECUTIVE OFFICER

Resigned on May 19, 2006. Prior to joining our Company in December 2005, Ms. Palmer owned and operated her own business, TechKnow Consulting Group, which was engaged in the development of technical infrastructures for the hospitality industry. Prior to starting up TechKnow Consulting Group, Ms. Palmer spent 13 years at Burger King World Wide Corporation with the IT division managing many different business units of the organization.

MR. RANDY HIBMA/CHIEF FINANCIAL OFFICER

Prior to his appointment as CFO with the Company, Mr Hibma served from 2000 to 2003 as Financial Controller of Satellite Newspapers group of companies and affiliated companies. Prior to joining Satellite Newspapers, Mr Hibma was manager of the Nostro department at Banque Parisbas Bank and manager at the Foreign Payment Department from ABN AMRO Bank. In addition to his function for

Satellite Newspapers, Mr Hibma serves as Chief Financial Officer of Satellite Newspapers Suisse, Satellite newspapers Trading and Satellite Newspapers Content.

MR. HENK MEIJER/BOARD

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

Audit Committee

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The Board of Directors has determined that at present we do not have an audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Code of Ethics

During the year 2005, The Company adopted a “code of ethics” as defined by the SEC that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. In addition we have this “code of ethics” also signed by all our other employees and key persons within the Satellite group.

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

Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports by such dates during fiscal 2004. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders.

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2004 and 2005 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Roy Piceni	2005	$120,000	$0	$0	$0	$120,000
President	2004	$120,000	$0	$0	$0	$120,000
Jerri Palmer	2005	$72,000	$0	$0	$0	$72,000
Chief Executive Officer
Randy Hibma	2005	$59,000	$0	$0	$0	$59,000
Chief Financial Officer

EMPLOYMENT CONTRACTS

We entered into an employment agreement with Jerri Palmer, our CEO. The employment agreement commenced December 05, 2005 and the duration is infinite. The agreement provides for a monthly salary of $6,000 per month plus reasonable travel expenses. We do not currently have any other employment contracts with any employees or consultants.

OPTION CONTRACTS

We implemented a 2003 Stock Option Plan in December 2003 for key employees and consultants in Holland and Switzerland totaling 24,309,000 at $0.06 per share. The following individuals are the recipients of the 2003 Stock Option Plan and the amount of shares involved:

Roy Piceni 5,475,000

Robert Piceni 4,380,000

Ernst V Kranen 2,995,500

Anne Bogaardt 547,500

Randy Hibma 2,102,400

Karin Frank 1,314,000

Ralph Vooys 876,000

Karina Tettero 876,000

Cees Jan Quirijns 43,800

R.M. Piceni 5,737,800

24,309,000

In December 2005, we granted two more Stock Option Plans. The following companies are the recipients of this 2005 Stock Option Plan and the amount of shares involved:

Satellite Newspapers Asia Pacific Satellite Newspapers Trading BV	1,050,000 2,900,000
3,950,000

Family Relationships

Randy Hibma, The Chief Financial Officer of the Company is a first cousin of Mr. Roy Piceni, the Company’s President. Currently there are no other family relationships among our directors, executive officers or other persons nominated or chosen to become officers or executive officers.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of May 19, 2006. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name	Shares		Percent
Common Stock	Roy Piceni*	245,659,933	(1)	58.01%

	Henk Meijer*	0		0.00%

	Jerri Palmer*	0		0.00%

	Randy Hibma*	0		0.00%

* Executive officer and/or director.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days as of May 19, 2006. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 19, 2006 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of May 19, 2006, we had 423,477,518 shares of common stock outstanding.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

In October 2003, Media Finance en Suisse Holding GmbH acquired the patents, software and trademarks for the Newspaper KiOSK and related products. Media Finance is 100% owned by Roy Piceni, the chairman and director of our company. Thereafter, Media Finance set up an operating subsidiary, Swiss Satellite Newspapers. Media Finance granted Swiss Satellite Newspapers a twenty year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

On November 26, 2003, we entered into a Stock Purchase Option Agreement with Media Finance to acquire Swiss Satellite Newspaper. On February 15, 2004, we issued 126,000,000 shares of common stock in connection with the acquisition of Swiss Satellite Newspapers.

As of December 31, 2005, Roy Piceni, our principal stockholder and an executive officer and director, has advanced our company $1,436,617. There is no specific maturity date and the loan is interest free. Inputed interest on the loan would approximate $42,000 for the nine months ended September 30, 2004 at an average rate of 5%.

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

The Company filed a Form 8-K on February 22, 2005 relating to the acquisition of 52% interest in SoliDAM.

The Company filed a Form 8-K on March 3, 2005 relating to the resignation of Steve Mannen.

The Company filed a Form 8-K on May 24, 2005 relating to resignation of van de Voorts and appointment of Randy hibma.as CFO.

The Company filed a Form 8-K on July 12, 2005 relating to agreement with Citigate First Financial B.V.

The Company filed a Form 8-K on December 16, 2005 relating to share purchase agreement.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2004	FISCAL YEAR 2005

Meyler & Company, LLC	$ 42,500.00	$ 57,500 (1)

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2003	FISCAL YEAR 2004

Meyler & Company, LLC	$ 42,500.00	$ 57,500.00 (1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SATELLITE NEWSPAPERS CORP.

Dated: May 22, 2006

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Roy Piceni	Roy Piceni	President, & Chairman	May 22, 2006

/s/ Randy Hibma	Randy Hibma	CFO (Principal	May 22, 2006

/s/ Henk Meijer	Henk Meijer	Director	May 22, 2006