Form 10KSB/A
period 2005-12-31
SATELLITE NEWSPAPERS CORP
filed 2006-05-24
CIK 1061688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

On July 29, 2000, subsequent to the close of its June 30, 2000 fiscal year, the Company acquired 100% of the outstanding shares of GreenVolt Corp., an Ontario Corporation (“GreenVolt”) in a stock for stock exchange. GreenVolt was in the process of developing fuel cell technologies for commercial and industrial use. In connection with this transaction, management of the Company changed, and the Company disposed of its retail jewelry business in September 2000, by transfer of all jewelry assets and liabilities to Larry Beck, a former director of the company. In connection with such transaction, the Company changed its name from Beck & Co., Inc. to GreenVolt Power Corp.

On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired 13,783,740 shares of the Company’s common stock from Thomas L. Faul. Such shares represented approximately 53% of the issued and outstanding common stock of the Company. Mr. Faul resigned as the Company’s sole officer and director, after appointing Robert Hodge as the Company’s new President and CEO, and as Chairman of the Board of Directors. In addition, in exchange for the release by Faul of the Company for various claims, the Company transferred its wholly owned subsidiary, GreenVolt Corp., to Faul.

On August 28, 2002, the Board of Directors of the Company resolved to change the name of the Company to Satellite Enterprises Corp., and on September 15, 2002, the Company completed a one-for-one-hundred reverse stock split (the “Reverse Stock Split”) of its outstanding common stock.

During fiscal year 2003, the Company concentrated its efforts on maintaining its corporate status and seeking a merger candidate.

On June 20, 2003, in conjunction with a previously reported change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (hereinafter “Satellite Newspapers”). Under said Rights Agreement, Satellite Newspapers appointed the Company as it’s irrevocable commercial exclusive distributor to promote the sale and/or lease of its newspaper Kiosks (hereinafter “KiOSK) and the associated Satellite newspaper content distribution technology for which Satellite Newspapers has developed the technology, owns the patents, engineering and technical design. These Rights include the exclusive rights to use the trade names, logos and other trade designations, including, but not limited to, all rights to the Satellite Newspapers derived content fed into the territory granted therein to the Company and the names “Satellite Newspapers” devices or variants thereof as a corporate or trade name of Satellite Newspapers. These Rights also include the exclusive rights to distribute all available contents of its KiOSKs in its territory which includes all of North, Central and South America including but not limited to Mexico, the United States and all its territories, and all the Caribbean Islands, including the existing inventory of prototype and placebo units of its KiOSKs in the Americas. The Rights further include all parts and supply inventory owned by Satellite Newspapers relating to its KiOSKs in said territory.

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

ITEM 2.	THE BUSINESS AND ITS OBJECTIVES

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

Market Information

Our common stock has been quoted on the OTC Bulletin Board since August 2002. Our symbol is “SNWP”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

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

As of May 19, 2006, there were approximately 543 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in “street” name.

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

The Company entered into an agreement to acquire on August 31, 2004 to acquire a 52% interest in SoliDAM, a software development company located in the Netherlands. The purchase price is to consist of the issuance of a $125,000 note payable to the stockholders of SoliDAM as well as 919,926 shares of the Company’s common stock. If all the conditions set forth in the agreement are satisfied, the closing of the transaction will take place in the fourth quarter of 2004. On October 6, 2004, the shares were issued. The note payable has not been executed as of December 7, 2004. The effect of this transaction has not been included in these financial statements.

On September 15, 2005, the Company and the shareholders of SoliDAM decided that the acquisition of SoliDAM was not in the best interests of either party. It was mutually agreed to unwind the transaction. Accordingly the shareholders of SoliDAM returned the 919,926 shares of the Company’s common stock and released the Company from its note obligation in the amount of $125,000.

During the third quarter ending September 30, 2005, holders of the 5% convertible subordinated debenture converted their holdings to common stock at the stipulated conversion rate of $0.23 per share. Accordingly, 521,732 shares of the Company’s common stock were issued to convert 120,000 convertible subordinated debentures.

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

On November 10, 2005, Satellite Enterprise Corp. agreed to sell 10,000 share of its common stock to GCH Capital, Ltd for $1,000.

On November 11, 2005, Mr. Roy Piceni, the President and Chief Executive Officer, agreed to convert $1,500,000 of notes payable to him by the Company which was loaned to the Company prior to June 30, 2005 into 177,533 shares of the Company’s Class A Preferred Stock which is convertible into common stock at the rate of 1,000 shares of common stock per share of Class A Preferred Stock and 22,466,806 shares of common stock of the Company. The Class A Preferred Stock will automatically convert to common stock when the certificate of incorporation is amended to allow all of the outstanding shares of Class A Preferred Stock to be converted.

On November 11, 2005, Media Finance en Suisse Holdings GmbH, a major shareholder of the Company, agreed to convert $1,500,000 of notes payable to them which was loaned to the Company prior to June 30, 2005 into 120,000,000 shares of restricted common stock, 80,000 shares of Class A Preferred Stock and loan up to $500,000 to the company at the Company’s request on or prior to October 30, 2006.

On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd, (hereafter, referred to as the “Investors”) to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company’s financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

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

During the third quarter ending September 30, 2005, holders of the 5% convertible subordinated debenture converted their holdings to common stock at the stipulated conversion rate of $0.23 per share. Accordingly, 521,732 shares of the Company’s common stock were issued to convert 120,000 convertible subordinated debentures.

On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd, (hereafter, referred to as the “Investors”) to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company’s financial statements, exercise the outstanding warrants and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of the 2004 private placement agreements, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of the 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

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

During the year ended December 31, 2005 the net cash used in financing activities consisted primarily of $1,207,353 from the acquisition of property and equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7.	FINANCIAL STATEMENTS.

SATELLITE ENTERPRISES CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

CONTENTS
_______________________________________________________________________________

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

/s/ Meyler & Company, LLC

Middletown, NJ

May 19, 2006

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2005	2004
		(Restated)

CURRENT ASSETS
Cash	$37,509	$46,897
Accounts receivable	241,002	944,613
Inventory	119,658	59,079
Total Current Assets	398,169	225,620
EQUIPMENT, net of accumulated depreciation of $398,568 and $300,765 at December 31, 2005 and 2004, respectively

OTHER ASSET
EQUIPMENT, net of accumulated depreciation of $398,568 and $300,765 at December 31, 2005 and 2004, respectively	1,183,472	1,274,629

OTHER ASSETS
Deposits	8,826
Technology rights, net of accumulated amortization of $679,372 and $339,686 in 2005 and 2004, respectively	840,466	1,358,742
	849,292	1,358,742

Total Assets	$(290,656)	$(273,778)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
5% Convertible subordinated debenture		$500,000
Accounts payable	$1,321,768	828,476
Accrued salaries and related expenses	371,107	253,444
Accrued expenses	99,523	319,458
Total Current Liabilities	1,792,398	1,901,378

LONG-TERM LIABILITIES
Notes payable to related parties	165,848	845,525
Loans payable	3,060,280	2,704,44 7
Total Long-Term Liabilities	3,226,128	3,549,972

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 257,533 Class A convertible preferred shares issued and outstanding	258
Common stock authorized 500,000,000 shares; par value $0.001; issued and outstanding 420,477,518 and 224,248,345 shares at December 31, 2005 and, 2004, respectively	420,478	224,249
Additional paid-in capital	8,932,320	7,040,096
Accumulated deficit	(12,087,594)	(9,470,109)
Accumulated other comprehensive loss	146,945	(386,595)
Total Stockholders’ Deficit	(2,587,593)	(2,592,359)
Total Liabilities and Stockholders’ Deficit	$2,430,933	$2,858,991

See accompanying notes to financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004
		(Restated)

NET SALES	$1,671,954	$1,090,571

COSTS AND EXPENSES
Cost of services	865,510	944,613
Selling, general and administrative	2,695,784	3,148,873
Stock issued for services		3,560,000
Depreciation and amortization	437,489	626,062
Total Costs and Expenses	3,998,783	8,279,548

NET OPERATING LOSS	(2,326,829)	(7,188,977)

OTHER INCOME (EXPENSES)
Loss on foreign exchange	(46,583)	(39,383)
Loss on disposal of equipment		(135,745)
Interest expense	(244,070)	(98,650)
Total Other Expenses	(290,656)	(273,778)

NET LOSS	$(2,617,485)	$(7,462,755)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	273,708,848	209,877,298

See accompanying notes to financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
		(Restated)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(2,617,485)	$(7,462,755)
Adjustments to reconcile net loss to cash flows used in operating activities:
Common stock issued for services		3,560,000
Depreciation	437,489	626,062
Loss on disposal of equipment		135,745
Provision for bad debts		231,738
Changes in operating assets and liabilities:
Accounts receivable	121,358	(83,817)
Inventory	(60,579)	(59,079)
Accounts payable	668,540	529,933
Accrued expenses	(219,523)	256,06
Accrued salaries and related expenses	117,663	199,315
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,552,537)	(2,066,797)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash paid for property and equipment	(4,548)	(459,103)
Deposits		(236)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,548)	(459,339)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
5% Convertible subordinated debenture		500,000
Advances from notes payable to related parties	1,124,831	115,078
Change in loans payable	(82,956)
Proceeds from issuance of common stock	82,522	2,076,583
Proceeds from stock subscription receivable		180,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,207,353	2,788,705

EFFECT OF EXCHANGE RATE CHANGES ON CASH	340,344	(223,771)
INCREASE IN CASH	(9,388)	38,792
CASH, BEGINNING OF PERIOD	46,897	8,099
CASH, END OF PERIOD	$37,509	$46,897

See accompanying notes to financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2005	2004
		(Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$94,484
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for consulting services		3,560,000
Issuance of common stock in payment of accounts payable	38,816	38,816
Conversion of 5% subordinated debenture	500,000
Conversion of related party debt to common stock	3,000,000

See accompanying notes to financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2005 and 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Deficit

Balance, December 31,
2003	192,316,350	$192,316	$1,524,202	$(180,000)	$(2,007,354)	$(44,164)	$(515,000)

Payment for stock subscription				180,000			180,000

Issuance of shares under private placement at $0.06 per share net of commission	6,830,864	6,831	402,612				409,443

Issuance of shares for consulting services at $0.06 per share	5,000,000	5,000	295,000				300,000

Issuance of shares under a private placement at $0.23 per share	8,695,653	8,696	1,658,444				1,667,140
Issuance of shares at $0.06 per share settlement of obligations	581,949	582	38,234				38,816

Issuance of shares for consulting services upon exercise of warrants valued at $0.34	4,823,529	4,824	1,635,176				1,640,000

See accompanying notes to financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (CONTINUED)

For the Years Ended December 31, 2005 and 2004

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Deficit

Issuance of shares to consultant at $.27 per share in connection with general release and settlement agreement			6,000,000	6,000	1,614,000				1,620,000
Investment of Media Finance GmbH in Company				(127,572)				(127,572)
Adjustments from exchange rate changes							(342,431)	(342,431)
Net loss for year ended December 31, 2004							(7,462,755)		(7,462,755)
Balance at December 31, 2004			224,248,345	224,249	7,040,096		(9,470,109)	(386,595)	(2,592,359)

Issuance of shares to convert $120,000 of 5% convertible subordinated debentures @$0.23 per share			521,732	522	119,478				120,000
Conversion of related party debt to equity	177,533	178	22,467,007	22,467	1,477,355				1,500,000
Conversion of media finance GmbH debt to equity	80,000	80	120,000,000	120,000	1,379,920				1,500,000
Sale of common stock to GCH Capital @$0.10 per share			10,000	10	990				1,000
Issuance of shares to GCH Capital for their conversion of 5%conversion convertible subordinated debentures @$0.23 per share			1,652,173	1,652	378,348				380,000
Issuance of shares to GCH Capital for their purchase of 2004 underwritten warrants			47,847,827	47,848	33,674				81,522
Issuance of shares to underwriters In settlement of 2004underwriters agreement			3,730,434	3,730	(3,730)
Adjustment from exchange rate changes								533,540	533,540
Net loss for the year ended December 31, 2005							(2,617,485)		(2,617,485)
Investment of Media Finance GmbH in Company					(1,493,811)				(1,493,811)
	257,533	$258	420,477,518	$420,478	$8,932,320		$(12,087,594)	$146,945	$(2,587,593)

See accompanying notes to financial statements.

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

On June 20, 2004, in conjunction with a change of control of the Company, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of the Netherlands (“Satellite Newspapers”). Under this Agreement, Satellite Newspapers appointed the Company as its irrevocable commercial non-exclusive distributor to promote the sale and/or lease of its newspaper Kiosks and the associated Satellite Newspaper content distribution technology, which Satellite Newspapers developed. Satellite Newspapers owns the patents, engineering and technical design for this technology.

The Company merged with Suisse (formerly Media finance en Suisse GmbH) under a stock purchase option agreement dated November 26, 2004, which was exercised on February 15, 2005. Suisse has two wholly owned companies in the Netherlands, Satellite Newspapers Content B.V. (incorporated on May 24, 2001) which negotiates agreements with the newspaper publishers and Satellite Newspapers Trading, B.V. (incorporated on May 17, 2001) which markets and sells vending units known as Kiosks which are used to distribute the digitized newspapers. Neither company had operations in 2001.

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

Suisse was previously owned by Media Finance en Suisse Holding GmbH, a company wholly owned by the family of the President and Chief Executive Officer of the Holding Company. As part of the merger, an exclusive 20-year worldwide license was granted to the Company to market and distribute digital newspapers.

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

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s financial statements. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit, in the balance sheet.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

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

NOTE E - RELATED PARTY TRANSACTIONS

At December 31, 2004, $1,436,617 was due to related parties and $1,247,878 was due to individuals. Of the $1,247,878, approximately $1,107,000 was repaid and $140,000 was assumed by Mr. Picini, the Chief Executive Officer and majority shareholder increasing his loan balance to approximately $1,600,000. Additionally in 2005, Media Finance en Suisse GMBH loaned the Company an additional $1,500,000 from investors of Media Finance en Suisse GMBH. The Company is controlled by Mr. Roy Picini, the Company’s Chief Executive Officer. In October 2005 as part of a debt-restructuring plan, both Mr. Picini and Media Finance en Suisse GMBH each converted $1,500,000 of debt into common stock of the Company. At December 31, 2005, the balance of indebtedness to related parties aggregated $165,848.

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

NOTE H - OPERATING LEASES

The Company has entered into two operating leases for (1) a corporate home in Switzerland and (2) an automobile for the President. The corporate home lease commenced April 1, 2005 and has an unlimited duration, which can be cancelled upon three months, written notice in advance. The monthly rent is $1,620 per month. The auto lease is for a period of 48 months commencing March 1, 2005 with a monthly payment of $1,556.

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

NOTE K - RESTATEMENTS

The financial statements of the Company have been rested to reflect the elimination of the SoliDam acquisition, which occurred in December 2004, and the inclusion of Media Finance en Suisse GMBI, a variable interest entity.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Executive Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company’s internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

* Executive officer and/or director.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares, which such person has the right to acquire within 60 days as of May 19, 2006. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 19, 2006 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of May 19, 2006, we had 423,477,518 shares of common stock outstanding.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

In October 2003, Media Finance en Suisse Holding GmbH acquired the patents, software and trademarks for the Newspaper KiOSK and related products. Media Finance is 100% owned by Roy Piceni, the chairman and director of our company. Thereafter, Media Finance set up an operating subsidiary, Swiss Satellite Newspapers. Media Finance granted Swiss Satellite Newspapers a twenty-year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement.

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

2

Rights Agreement between Satellite Newspapers Worldwide NV, and Satellite Enterprises Corp. dated June 20, 2003, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

3.1

Corporate Charter of Beck & Co. as filed with the Nevada Secretary of State on April 6, 1998, incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

3.2	Bylaws of Beck & Co., incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 1999.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Form 8-K on February 22, 2005 relating to the acquisition of 52% interest in SoliDAM.

The Company filed a Form 8-K on March 3, 2005 relating to the resignation of Steve Mannen.

The Company filed a Form 8-K on May 24, 2005 relating to resignation of van de Voorts and appointment of Randy Hibma as CFO.

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

Dated: May 23, 2006

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Roy Piceni	Roy Piceni	President, & Chairman	May 23, 2006

/s/ Randy Hibma	Randy Hibma	CFO (Principal)	May 23, 2006

/s/ Henk Meijer	Henk Meijer	Director	May 23, 2006