Form 10QSB
period 2006-03-31
SATELLITE NEWSPAPERS CORP
filed 2006-06-22
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2006

SATELLITE NEWSPAPERS CORP.
(Exact name of small business registrant as specified in its charter)

Nevada	000-26607	88-0390828
(State or other jurisdiction of incorporation or organiztion)	(Commission File Number)	(IRS Employer Indentification Number)

Bank of America Building
980 Post Road East
Westport, Connecticut 06880
(Address of principal executive offices) (Zip Code)

203 401 8089
(Registrant’s telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Number of shares of the registrant’s common stock outstanding as of June 21, 2006 was: 423,477,518

Traditional Small Business Disclosure Format: Yes ☐	No ☒

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of March 31, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2006 and 2005

Notes to Unaudited Condensed Financial Statements

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$15,124	$37,509
Accounts receivable	284,775	241,002
Prepaid production costs	300,000
Inventory	119,658	119,658
Total Current Assets	719,557	398,169

EQUIPMENT	1,144,500	1,183,472

OTHER ASSETS
Deposits	8,826	8,826
Technology rights	785,615	840,466

Total Assets	$2,658,498	$2,430,933

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,437,622	$1,321,768
Accrued expenses	55,860	99,523
Accrued salaries and related expenses	532,432	371,107
Total Current Liabilities	2,025,914	1,792,398

LONG-TERM LIABILITIES
Notes payable to related parties	259,872	165,848
Loans payable	3,101,444	3,060,280
Total Long-Term Liabilities	3,361,316	3,226,128

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; authorized 500,000,000 Shares, 257,533,000 Class A convertible preferred shares issued and outstanding	258	258
Common stock, $0.001 par value; 500,000,000 shares authorized; 423,477,518 and 420,477,518 issued and outstanding at March 31, 2006 and December 31, 2005.	423,478	420,478
Additional paid in capital.	9,229,321	8,932,320
Accumulated deficit.	(12,549,185)	(12,087,594)
Accumulated other comprehensive loss.	167,396	146,945

Total Stockholders’ Deficit	(2,728,732)	(2,587,593)
Total Liabilities and Stockholders’ Deficit	$2,658,498	$2,430,933

See accompanying notes to consolidated financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)

NET SALES	$68,929	$741,205

COSTS AND EXPENSES
Cost of Services	86,278	158,785
Selling, general and administrative	332,422	1,006,747
Depreciation and amortization	107,922	106,274
Total Costs and Expenses	526,622	1,271,806

NET OPERATING LOSS	(457,693)	(530,601)

OTHER INCOME (EXPENSES)
Currency gain	27,383	72,110
Interest expense	(31,281)	(40,849)
Total Other Income (Expenses)	(3,898)	31,261

NET INCOME (LOSS)	$(461,591)	$(499,340)

NET INCOME (LOSS) PER COMMON SHARES (BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	422,844,185	255,168,271

See accompanying notes to consolidated financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(461,591)	$(499,340)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	107,922	106,274
Changes in operating assets and liabilities:
Accounts receivable	(43,773)	(70,488)
Inventory	—	(74,915)
Accounts payable	115,854	331,824
Accrued expenses	(43,663)	38,468
Accrued salaries and related expenses	161,325	97,012
Net Cash Used in Operating Activities	(163,926)	(71,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment		(18,273)
Net Cash Flows Used in Investing Activities		(18,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties	94,024	95,799
Change in loans payable	41,164	(20,819)
Net Cash Flows Provided by Financing Activities	135,188	74,980

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,353	168,477
(DECREASE) INCREASE IN CASH	(22,385)	154,019
CASH, BEGINNING OF PERIOD	37,509	54,195
CASH, END OF PERIOD	$15,124	$208,214

See accompanying notes to consolidated financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)(CONTINUED)

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$31,281	$8,846

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid production and tooling costs	$300,000

See accompanying notes to consolidated financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Satellite Newspapers Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $12,549,185 since inception, has negative working capital and a stockholders’ deficit. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS’ DEFICIT

On January 19, 2006, the Company issued 3,000,000 shares of its common stock for prepaid production and tooling costs. The value of the production and tooling costs received will approximate $300,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Managements’ Discussion and Analysis

Results of Operations – Period Ended March 31, 2006 compared to Period Ended March 31, 2005

Net Sales

We had net sales of $68,929 for the three months ended March 31, 2006 as compared to $741,205 for the three months ended March 31, 2005. This decrease in net sales is a result of our change in business operations cancelling the Monthly Distributions Fees to the Regional Distributors. As of April 2006, the Company has ended the Regional Distribution Agreements with 4 of the 5 contracted Regions.

Cost and Expenses

Cost and expenses for the period ended March 31, 2006 was $526,622 as compared to $1,271,806 during the period ended March 31, 2005, which consisted of selling, general and administrative costs and services. Cost and expenses during the period ended March 31, 2006 included cost of services ($86,278), selling general and administrative ($332,422), stock issued for services ($0) and depreciation and amortization ($107,922). This decrease in cost and expenses is a result of the automation of the daily operations and processes.

As a result of the foregoing factors, we realized a net loss of $461,591 for the three months ended March 31, 2006 compared to a net loss of $499,340 for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had a working capital deficit of ($12,549,185). Further, at December 31, 2005 we had a working capital deficit of ($12,087,594), as a result our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

Cash Flows

Net cash used in operating activities was $423,838 for the period ended March 31, 2006 and $71,165 for the period ended March 31, 2005. This decrease was primarily due to the increase in the net loss.

Net cash provided by financing activities was $135,188 and $74,980 for the three months ended March 31, 2006 and 2005, respectively. The net cash provided by financing activities for the three months ended March 31, 2006 consisted primarily of loans provided by Mr. Piceni and his Company Media Finance.

During the period ended March 31, 2006 the net cash used in financing activities was $135,188 for covering the monthly operational costs, which consisted of $94,024 from a advance on a note from a related party and an increase of $41,164 in loans payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

(A)	THE COMPANY

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

THE BUSINESS OF THE COMPANY – AS OF MARCH 31, 2006

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

To date, Satellite Newspapers has had only one direct competitor of similar size and industry segment focus. The Company believes that this competitor, NewspaperDirect, which is based in British Colombia, Canada, has a more narrow system of distributors and limited capability to develop new products. Moreover, NewspaperDirect does not have a product, which competes with Satellite Newspapers’ KiOSKS.

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

During the three months ended March 31, 2006 the Company issued 3,000,000 shares of its common stock for prepaid production and tooling costs. The value of the production and tooling costs received will approximate $300,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Roy Piceni, Chairman & CEO
Exhibit 31.2	Certification of Randy Hibma, Director, President & CFO

Exhibit 32.1	Certification of Roy Piceni, Chairman & CEO
Exhibit 32.2	Certification of Randy Hibma, Director, President & CFO

(b)	Reports on Form 8-K:

Three Months Ended March 31, 2006

The Company filed a Form 8-K on February 6, 2006 relating to entry into a Share Sale and Purchase Agreement to purchase all of the outstanding securities of Lapre, Van Dreven & Hoog Antink.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE NEWSPAPERS CORP.
(Registrant)

Date: June 22, 2006	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: June 22, 2006	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)