Form 10QSB
period 2006-06-30
SATELLITE NEWSPAPERS CORP
filed 2006-08-21
CIK 1061688

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

Number of shares of the registrant’s common stock outstanding as of August 21, 2006 was: 420,477,518

Traditional Small Business Disclosure Format: Yes ☐	No ☒

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

JUNE 31, 2006 AND 2005

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of June 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) – For the Three Months Ended June 30, 2006 and 2005 and Six Months Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended March 31, 2006 and 2005

Notes to Unaudited Condensed Financial Statements

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$32,083	$37,509
Accounts receivable	337,419	241,002
Prepaid production costs	300,000
Inventory	119,658	119,658
Total Current Assets	789,160	398,169

EQUIPMENT, net of accumulated depreciation of $369,179 and $300,765 at March 31, 2005 and December 31, 2005, respectively	1,130,417	1,183,472

OTHER ASSETS
Deposits	8,826	8,826
Technology rights	823,281	840,466

Total Assets	$2,751,684	$2,430,933

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,279,114	1,321,768
Accrued expenses	94,934	99,523
Accrued salaries and related expenses	150,449	371,107
Total Current Liabilities	1,524,497	1,792,398

LONG-TERM LIABILITIES
Notes payable to related parties	400,657	165,848
Loans payable	3,310,372	3,060,280
Total Long-Term Liabilities	3,711,029	3,226,128

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; authorized 500,000,000 Shares, 257,533,000 Class A convertible preferred shares issued and outstanding	258	258
Common stock, $0.001 par value; 500,000,000 shares authorized; 423,477,518 and 420,477,518 issued and outstanding at March 31, 2006 and December 31, 2005.	423,478	420,478
Additional paid in capital.	9,229,321	8,932,320
Stock subscription receivable.
Accumulated deficit.	(12,251,654)	(12,087,594)
Accumulated other comprehensive loss.	114,755	146,945

Total Stockholders’ Deficit	(2,483,842)	(2,587,593)
Total Liabilities and Stockholders’ Deficit	$2,751,684	$2,430,933

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

NET SALES	$265,720	$701,572	$334,649	$1,442,777

COSTS AND EXPENSES:
Cost of services	73,421	112,250	159,699	271,035
Selling, general and administrative	103,978	780,768	436,400	1,787,515
Interest expense	35,331	39,706	66,612	80,555
Research and development	74,142		74,142
Depreciation and amortization	88,777	67,740	196,699	136,154
Total Costs and Expenses	375,649	1,000,464	933,552	2,275,259

NET OPERATING LOSS	(109,929)	(298,892)	(598,903)	(832,482)

OTHER INCOME:
Currency gain (loss)	(63,862)	(76,463)	(36,479)	(4,353)
Total Other Income (Expense)	(63,862)	(76,463)	(36,479)	(4,353)

NET LOSS FROM CONTINUING OPERATIONS	(173,791)	(375,355)	635,382	(836,835)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income tax expense of $0)	(132,303)		(132,303)
Gain from discontinued operations (less Applicable income tax expense of $0)	603,625		603,625
Total Discontinued Operations	471,322		471,322

NET INCOME (LOSS)	$297,531	$375,355	$164,060	$836,835

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			423,477,518	225,168,271

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30,
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(164,060)	$(836,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	196,699	136,154
Changes in operating assets and liabilities:
Increase in accounts receivable	(96,417)	(55,141)
Increase in inventory		(87,053)
(Decrease) increase in accounts payable	(42,654)	436,079
(Decrease) increase in accrued expenses	(4,589)	84,040
(Decrease) increase in accrued salaries and related expenses	(220,658)	63,803
Net Cash Used in Operating Activities	(331,679)	(258,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment	(126,459)	(20,478)
Net Cash Flows Used in Investing Activities	(126,459)	(20,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in notes payable to related party	234,809	(33,078)
Change in loans payable	250,092	(106,237)
Net Cash (Used in) Provided by Financing Activities	484,901	(139,315)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32,189)	398,147
NET (DECREASE) INCREASE IN CASH	(5,426)	(20,251)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	37,509	54,195
CASH AND CASH EQUIVALENTS END OF PERIOD	$32,083	$33,944

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $12,251,654 and, has a negative working capital, and a stockholders’ deficit. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 SALE OF SATELLITE NEWSPAPER CONTENT B.V. AND SATELLITE NEWSPAPER TRADING

B.V.

On May 2, 2006, Satellite Newspapers Suisse GMBH, a wholly owned subsidiary of Satellite Enterprise Corp., sold its interest in Satellite Newspaper Content B.V. and Satellite Newspaper Trading B.V. Accordingly, a gain from discontinued operations has been recognized in the statement of operations.

NOTE 4 SUBSEQUENT EVENT

On July 1, 2006, the Company’s Board of Directors and shareholders approved a 50 to 1 reverse split.

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

Managements’ Discussion and Analysis

Results of Operations – Period Ended June 30, 2006 compared to Period Ended June 30, 2005

Net Sales

We had net sales of $265,720 for the three months ended June 30, 2006 as compared to $701,572 for the three months ended June 30, 2005. This decrease in net sales is a result of our change in business cancelling the Monthly Distribution Fees to the Regional Distributors. As of April 2006, the Company has ended the Regional Distribution Agreements with 4 of the 5 contracted regions.

Cost and Expenses

Cost and expenses for the three months ended June 30, 2006 was $375,649 as compared to $1,000,000 during the three months ended June 30, 2005, which consisted of selling, general and administrative costs and services. Cost and expenses during the period ended June 30, 2006 included cost of services ($73,421), selling general and administrative ($103,978), interest expense ($35,331), research and development ($74,142) and depreciation and amortization ($88,777). This decrease in cost and expenses is a result of automation of the daily operations and process.

As a result of the foregoing factors, we realized a net income of $297,531 for the three months ended June 30, 2006 compared to a net income of $375,355 for the three months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had a working capital deficit of ($5,426). Further, at June 30, 2005 we had a working capital deficit of ($20,251), as a result our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

Cash Flows

Net cash used in operating activities was $331,679 for the three months ended June 30, 2006 and $258,605 for the three months ended June 30, 2005. This increase was primarily due to decrease in accrued salaries and related expenses.

Net cash provided by financing activities was $484,901 and $(139,315) for the three months ended June 30, 2006 and 2005, respectively. The net cash provided by financing activities for the year three months ended June 30, 2w006 consisted primarily from changes in notes and loans payable.

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

THE BUSINESS OF THE COMPANY – AS OF JUNE 30, 2006

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

Three months ended June 30, 2006

The Company filed a Form 8-K on May 30, 2005 relating to the resignation of its Chief Execujtive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE NEWSPAPERS CORP..
(Registrant)

Date: August 21, 2006	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 21, 2006	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)