Form 10QSB/A
period 2006-06-30
SATELLITE NEWSPAPERS CORP
filed 2006-08-21
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2006

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

FORM 10-QSB

FOR QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Consolidated Balance Sheet as of June 30, 2006 (Unaudited) and December 31, 2005	5
Consolidated Statements of Operations – For the Three Months Ended June 30, 2006 (Unaudited) and June 30, 2005 and for the Six Months Ended June 30, 2006 and June 30, 2005	6
Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2006 (Unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	09
ITEM 3. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	15
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS	16
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5. - OTHER INFORMATION	16
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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