Form 10QSB
period 2006-09-30
SATELLITE NEWSPAPERS CORP
filed 2006-11-20
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of the registrant’s common stock outstanding as of November 20, 2006 was: 8,456,374

Traditional Small Business Disclosure Format: Yes ☐ No ☒

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

JUNE 31, 2006 AND 2005

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of September 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) – For the Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2006 and 2005

Notes to Unaudited Condensed Financial Statements

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$21,077	$37,509
Accounts receivable	150,696	241,002
Inventory		119,658
Total Current Assets	171,773	398,169

EQUIPMENT, net of accumulated depreciation of $300,765 at December 31, 2005		1,183,472

OTHER ASSETS
Deposits	8,826	8,826
Technology rights		840,466

Total Assets	$180,599	$2,430,933

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,355,020	1,321,768
Accrued expenses	129,060	99,523
Accrued settlement fees relating to employee costs	1,140,000
Accrued salaries and related expenses	163,204	371,107
Total Current Liabilities	2,787,284	1,792,398

LONG-TERM LIABILITIES
Notes payable to related parties	429,847	165,848
Loans payable	3,291,294	3,060,280
Total Long-Term Liabilities	3,721,141	3,226,128

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; authorized 500,000,000 Shares, 257,533,000 Class A convertible preferred shares issued and outstanding	258	258
Common stock, $0.001 par value; 500,000,000 shares authorized; 8,469,550 and 8,409,550 issued and outstanding at March 31, 2006 and December 31, 2005.	8,470	8,410
Additional paid in capital.	9,644,329	9,344,388
Stock subscription receivable.
Accumulated deficit.	(16,054,341)	(12,087,594)
Accumulated other comprehensive loss.	73,458	146,945

Total Stockholders’ Deficit	(6,327,826)	(2,587,593)
Total Liabilities and Stockholders’ Deficit	$180,599	$2,430,933

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended JSeptember 30
	2006	2005	2006	2005

NET SALES	$150,333	$341,689	$484,982	$1,784,466

COSTS AND EXPENSES:
Cost of services	48,156	395,250	207,855	666,285
Selling, general and administrative	1,348,066	529,490	1,784,466	2,317,005
Interest expense	35,199	74,884	101,811	155,439
Research and development	25,306		99,448
Depreciation and amortization	105,811	71,563	302,510	207,717
Total Costs and Expenses	1,562,538	1,071,187	2,496,090	3,346,446

NET OPERATING LOSS	(1,412,205)	(729,498)	(2,011,108)	(1,561,980)

OTHER INCOME:
Currency gain (loss)	7,212		(29,267)
Total Other Income (Expense)	7,212		(29,267)

NET LOSS FROM CONTINUING OPERATIONS	(1,404,993)	(729,498)	(2,040,375)	(1,561,980)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income tax expense of $0)	(2,397,694)		(2,529,987)
Gain from discontinued operations (less Applicable income tax expense of $0)			603,625
Total Discontinued Operations	(2,397,694)		(1,926,372)

NET INCOME (LOSS)	$(3,802,687)	$(729,498)	$(3,966,747)	$(1,561,980)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.45)	$(0.16)	$(0.47)	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			8,465,374	4,504,015

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(3,966,747)	$(1,561,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	302,510	207,717
Loss from Discontinued Operations	2,397,694
Changes in operating assets and liabilities:
Increase in accounts receivable	(109,694)	(929,237)
Increase in inventory		(68,180)
(Decrease) increase in accounts payable	33,252	456,828
(Decrease) increase in accrued expenses	29,536	582,811
(Decrease) increase in accrued settlement fee relating to employee costs	1,140,000
(Decrease) increase in accrued salaries and related expenses	(207,903)	(253,444)

Net Cash Used in Operating Activities	(381,352)	(1,565,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment	(56,606)	1,330,739
Deposits		(16,785)

Net Cash Flows (Used in) /Provided by Investing Activities	(56,606)	1,313,954

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in notes payable to related party		(119,998)
Net change in notes psayable to related parties	495,013	(626,877)
Change in notes payable to financial institutions		156,553
Proceeds from issuance of common stock		247,570

Net Cash (Used in) Provided by Financing Activities	495,013	(342,752)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73.487)	599,580

NET (DECREASE) INCREASE IN CASH	(16,432)	5,297

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	37,509	46,897

CASH AND CASH EQUIVALENTS END OF PERIOD	$21,077	$52,194

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISES CORP. AND SUBSIDIARY

SUPPLEMENTAL CASH FLOW INFORMATION (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Non-Cash Activities
Accounts receivable	$200,000
Prepaid production costs	300,000
Inventory	119,658
Equipment - net	1,101,476
Technology rights	676,560

See accompanying notes to consolidated financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $16,054,341 and, has a negative working capital, and a stockholders’ deficit. Management has ceased operations as of September 30, 2006 of the operations of Satellite Newspapers Suisse GMBH, its operating subsidiary. The ceasing of the operation does not allow the Company to generate revenues. As a result, it is questionable whether the Company can continue as a going concern.

NOTE 3 SALE OF SATELLITE NEWSPAPER CONTENT B.V. AND SATELLITE NEWSPAPER TRADING

B.V.

On May 2, 2006, Satellite Newspapers Suisse GMBH, a wholly owned subsidiary of Satellite Enterprise Corp., sold its interest in Satellite Newspaper Content B.V. and Satellite Newspaper Trading B.V. Accordingly, a gain from discontinued operations has been recognized in the statement of operations.

NOTE 4 STOCKHOLDERS DEFICIT

On July 1, 2006, the Company’s Board of Directors and shareholders approved a 50 to 1 reverse split. Accordingly, all shares and per share numbers have been restated to reflect the reverse split.

NOTE 5 DEFAULT JUDGEMENT

In May 2004, Fred DeVries and Renato Mariani filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment contracts against the Company and against the Company’s CEO, claiming Fraud. The parties were seeking monies and benefits. The parties were recently awarded and filed a default judgment against the Company in the amount of $1,440,000 of which $300,000 has previously been reserved.

NOTE 6 CLOSING OF SATELLITE NEWSPAPERS SUISSE GMBH

As of September 30, 2006, the Company has determined to cease the operation of Satellite Newspapers Suisse GMBH. Accordingly, the Company has made a provision for the assets related to Satellite Newspapers Suisse GMBH.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Management has ceased operations as of September 30, 2006 of the operations of Satellite Newspapers Suisse GMBH, its operating subsidiary. The ceasing of the operation does not allow the Company to generate revenues. As a result, it is questionable whether the Company can continue as a going concern.

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

Management has ceased operations as of September 30, 2006 of the operations of Satellite Newspapers Suisse GMBH, its operating subsidiary. The ceasing of the operation does not allow the Company to generate revenues. As a result, it is questionable whether the Company can continue as a going concern.

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

On May 2004, Fred de Vries and Renato Mariani filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s CEO claiming fraud. The parties were seeking monies and benefits owed in connection with their employment agreements as well as other damages. On June 27, 2005, the company had agreed upon a settlement which is now in default. As a result of the default, The company owes Fred de Vries and Renato Mariani an amount of $1,440,000.

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

Three months ended September 30, 2006

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE NEWSPAPERS CORP..
(Registrant)

Date: November 20, 2006	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: November 20, 2006	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)