Form 10KSB
period 2006-12-31
SATELLITE NEWSPAPERS CORP
filed 2007-04-17
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. 

Issuer had revenues of $1,671,954 for the year ended December 31, 2006. As of April 17, 2007 423,477,518 Shares of Common Stock were outstanding of which 190,413,603 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 17, 2007 was $209,454.96 (based upon the closing bid price on such date on the OTCBB of $0.0011)

Transfer Agent:                                           Signature Stock Transfer Inc.
                        2301 Ohio Drive – Suite 100
                              Plano, TX 75093

SATELLITE NEWSPAPERS CORP.

FORM 10-KSB

PART I

ITEM 1                      BUSINESS OF THE COMPANY

INTRODUCTION

               FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, Satellite Newspapers Corp., (formerly Satellite Enterprise Corp) (the “Company”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

SUMMARY

In October 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company’s of Satellite, ceased operations.  The Companys were not able to raise additional funds to finance their daily operations, while the revenues of these Companys were not enough to cover their expenses.  On January 23, 2007, the Swiss entities were declared bankrupt by the Swiss authorities.

Due to the above circumstances, Satellite Newspapers Corporation changed its strategic direction, and is in the process of changing its name to European Equity Holding Corp.  As of April 17, 2007, the new name is not yet effective.

European Equity Holding Corp.'s primary business focus will be acquisition, management and project development of commercial real estate properties for the elderly care industry.

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

Satellite Swiss consisted of two subsidiaries, Satellite Newspapers Content BV a Dutch corporation that negotiated agreements with newspapers throughout the world for the rights to distribute their content and Satellite Newspapers Trading BV which had the production rights to produce and sell the KiOSKs.

                On March 11, 2004 the Company amended its Articles of Incorporation whereby the authorized number of shares of common stock were increased from 200,000,000 to 500,000,000 and thereafter declared a 3-for-1 stock split effective in the form of a 200% stock dividend payable on or about March 31, 2004 to shareholders of record as of March 22, 2004 thereby increasing its issued shares as of that date to 197,887,545.

On August 31, 2004, the Company entered into an agreement to acquire a 52% interest in SoliDAM, a software development company located in the Netherlands. The purchase price consisted of the issuance of a $125,000 note payable to the stockholders of SoliDAM as well as 919,926 shares of the Company’s stock.  On September 15, 2005, the Company and the shareholders of SoliDAM decided that the acquisition of SoliDAM was not in the best interests of either party.  It was mutually agreed to unwind the transaction.  Accordingly the shareholders of SoliDAM returned the 919,926 shares of the Company’s common stock and released the Company from its note obligation in the amount of $125,000.

In June 2005, Swiss Satellite incorporated two new Swiss subsidiary entities. Satellite Newspapers Content GmbH and Satellite Newspapers Trading GmbH. Except for the Development and Network Management, the Swiss Companies took over all activities from the Dutch Companies.

On November 30, 2005, the Company changed its name from Satellite Enterprises Corp. to Satellite Newspapers Corp. In addition, effective November 30, 2005, the Company’s quotation symbol on the OTC Bulletin Board changed from SENR to SNWP.

On December 5, 2005, Mr. Roy Piceni resigned as Chief Executive Officer of the Company. On December 5, 2005, the Board of Directors appointed Ms. Jerri L. Palmer as the new Chief Executive Officer of the Company. Mr. Piceni continued to serve as the Chairman of the Board of Directors.

On March 31, 2006, the Company’s subsidiary Swiss Satellite entered into a binding Secured Purchase Agreement which closed on the same date with Media Finance en Suisse Holding GmbH whereby the Company sold $2,700,000 original principal amount of its Series A Premium Secured Convertible Debenture and its two Dutch subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV.

Media Finance en Suisse Holding GmbH paid for the Debentures and the two subsidiaries when it was transferred to Swiss Satellite with all its validity issued and subsisting Intellectual Properties, such as patents to the manufacture of the KiOSKS that was owned by Media Finance en Suisse Holding GmbH. With this transaction, the twenty-year exclusive license distribution agreement with Media Finance had ended and the Company was free from its monthly fee obligation, since the Company now owned these rights.

On April 2006, the Company has ended the Regional Distribution Agreements with 4 of its 5 contracted Regions. As of that date the Company was working directly with the various individual dealers in the various countries. This allowed the Company to skip the process of dealing through another layer and thereby allowed the Company to realize greater revenues and better direct communication with its ultimate users.

THE BUSINESS OF THE COMPANY – AS OF DECEMBER 31, 2006

On May 19, 2006, Ms. Jerri Palmer resigned as Chief Executive Officer of the Company for personal reasons.  She was unable to relocate to Europe where the operating companies were located.  Mr. Roy Piceni, the company's chairman of the board took over the functions of Ms. Palmer as Chief Executive Officer.

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into preferred Stock of the Company.  This preferred stock will be converted into Common Stock after the Company’s 1 for 50 Reverse Stock is declared effective.

On October 1st, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company’s of Satellite, ceased operations. The Company’s were not able to raise additional funds to finance their daily operations, while the revenues of these Company’s were not sufficient to cover their expenses.

On January 23, 2007, Swiss Satellite Newspapers was officially declared bankrupt by the court in Zug, Switzerland.

On March 27, 2007, The Board of Directors and majority of its shareholders approved to accept subject to due diligence by all parties the March 21, 2007 Memorandum Agreement executed with International Creative Property Belgium NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium. Under the Agreement, Satellite Newspapers agrees to purchase from ICPB in phase one, six properties, totally valued at € 24,515,250.00 and with a net value of € 11,714,500.00.

THE BUSINESS AND ITS OBJECTIVES

The Company's primary business focus will be acquisition, management and project development of commercial real estate properties, for the elderly care industry.

The Company envisions that in the next 5 years the entire elderly care market will change and slowly be taken over by the public sector which only controls 20% today.  Due to the current situation, the Company believes that its properties will always have elderly tenants, which explains why new funds, institutions and large property groups are moving in this sector seeking a 5-6% yield.  Tenants, large and small, in good financial standing or not, become secondary to the value of the license that the building will have.

The Company aims to create a prominent Belgian real estate investment portfolio and to become a developer and operator of Elderly Care Services in specific purpose build commercial real estate properties within Belgium.

The Company intents to grow its business by acquiring or constructing additional Elderly Care Residences in Belgium.  There is a strong demand in Belgium for the Elderly Care Residences, increased by many major investment groups leaving the office market and entering the Elderly Care Residence market. Prices have increased by up to 100% since last year as a consequence.  At present investment groups are buying at a yield of 5%.  On our valuation we use a yield of 6%.  We have some more acquisitions agreed on existing Elderly Care Residences plus options on some to be built. Another major cause of the rapid increase in prices in the Elderly Care Residences market has been a government policy which has stopped the issuing of new licenses for Elderly Care Residences until 2011.  Antwerp is one of the few areas where, in special circumstances (i.e. The care centre in Antwerp Linker Oever) a new license has been issued.  New developments with licenses are therefore very valuable, because purpose built houses can command higher rents.  Lastly new regulations and severe inspections from the ministry of health have pushed small operators to close down. You require at least 76 beds to survive and about 120 to become profitable.  This year only, about 35 small Elderly Care Residences will had to close in Antwerp adding another 1000 people to the 16.000 elderly waiting list today.  Our close relation with the tenants, the operators of Elderly Care Residences, gives us a good view of the market while acquisitions are closely related to the tenants need for specific expansion.

the Company aims to have 3000 beds under its management within the next 5 years of operation.  Growth will be realized through mergers, the acquisition of existing operators and by the construction of new houses.  Expansion of the operation will lead to economy of scale in all aspects of the business, catering (a saving of 40% on current costs), medication, cleaning, maintenance etc.. By consolidating all operators under one management team, we will be able to contain costs and rents for the patients. Simultaneously the company will be in a position to provide more specialized care while increasing its profitability.  After consolidation we will become the biggest operator and owner of Elderly Care Residences in Belgium

MARKET INFORMATION AND ANALYSIS

At present in Belgium there is a big shortage of care centers for the elderly.  This shortage exists at all levels of care in Belgium.  Large waiting lists exist and demographic surveys indicate a rapidly ageing population, increasing the demands for care.  The Belgium government calculated a shortage of Elderly Care Residence beds of more than 20.000 beds in 2007.   For example in the city of Antwerp alone there is a shortage of 8000 Elderly Care Residence beds and 6000 service flats.  Our aim is to create another 2000 new places within 2008.  Not only trying to minimize the problem but also to change the ways the operation of such houses are run today.  This expansion will be privately financed and will help to ease the current shortage of beds.  By constructing new purpose built facilities with all the latest technology, a pleasant environment will be created for the elderly.  By creating a better safer environment where people get at ease with there last years of their lives, inserting new animation facilities, research programs, bespoke new buildings we strongly believe we will make a difference.

Our Company only targets the middle class sector and believes that the upper class always finds their way, while the lower part of the market is the governments’ responsibility.  There is a huge waiting list on our buildings which will only grow.  We will be one of the leading operators in the Belgium market in the provision care for the elderly.  We pride ourselves in the comfortable environment that we can create and in the high standard of the service and quality of care we will offer.  Through consolidation, centralized management and economy of scales we can provide better and more efficient care while increasing profitability. The operation presently is managed by non profit organizations as well as other companies.  In total the company we are working to acquire controls 13 operators which are currently operating 489 beds. Being 1.5% market share in Belgium and 7.5% of Antwerp.

COMPETITION

                Except for the Caritas group, a non profit company which manages over 300 institutions in Flanders, there are no large groups with thousands of beds. Caritas controls approximately one third of the market, as much as the public homes for the elderly which mostly are owned by the OCMW (Belgian Public Services for Wellbeing). The market of privately owned homes for the elderly accounts for one third of the total market in Belgium. In Flanders the private sector has less market share than in Wallonie: approximately 20% of the homes for the elderly and 14% of the beds.

                Because of the demographics, the population of 80+ between 2000 and 2010 will increase with 40%. The demand grows and on top of that the level of service and care is rising. According to the Flemish government there is a shortage of 13.000 beds. In almost every home for the elderly in Flanders there is a waiting list. This list can increase to several years. The fragmentation is this segment is huge. But there are some initiatives to come to the process of enlargement.

                The Dutch/Belgian investment fund Waterland Private Equity with the Senior living group a total of 7 institutions with 1100 beds. This was accomplished in three years and grows steadily. At this moment the Senior Living Group has two more institutions in development. This represents a mere 1% of the market, but makes Senior Living Group the biggest one in the private sector. An other company Restel controls 1000 beds and Van den Brande 700 beds.

             Consolidation opportunities are huge, because it is hard to survive independently for smaller institutions, with fewer than 50 beds. They have large fixed costs, while the number of occupants varies. The income varies as well, because the Riziv subsidizes by the number of occupants. The CCB group is consolidating in the year 2007, at the best possible moment. With current control of 1040 growing to over 2000 beds and 500 service flats in the year 2009 makes CCB easy the largest operator in Belgium.

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

On March 19th, 2007 the Company entered into a written Settlement and Release Agreement with DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani the combined sum of $150,000.00, DeVries and Mariani agreed to accept said payment and upon receiving full payment from the Company, to release and discharge the Company and all current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors or assigns and/or representatives of the Company, from any and all judgments, agreements, claims, demands, claims of action, known or unknown, which DeVries and/or Mariani may claim against the Registrant including but not limited to the One Million Four Hundred Forty Thousand ($1,440,000.00) U.S. Dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against Satellite and against the Company’s CEO claiming fraud.

The Company paid to DeVries and Mariani $75,000.00 and has agreed that it will bank wire to DeVries and Mariani on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007 the remaining $75,000.00 of the total combined sum of $150,000.00.

                The Company may become involved in material legal proceedings in the future.

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2006.

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2005

First Quarter	0.260	0.13
Second Quarter	0.170	0.06
Third Quarter	0.235	0.03
Fourth Quarter	0.145	0.07

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	0.11	0.013
Second Quarter	0.006	0.006
Third Quarter	0.009	0.0025
Fourth Quarter	0.006	0.0023

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	0.019	0.0002

As of April 17, 2007, there were 423,477,518 shares of common stock outstanding.

As of April 17, 2007, there were approximately 509 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2006, we did not have an equity compensation plan authorizing us to issue shares of common stock

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

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into Class A Preferred Stock of the Company. The conversion rate of the debenture was $0.0015, being 50% of the closing stock price at June 28, 2006. This preferred stock will be converted into Common Stock after the Company’s 50 to 1 Reverse Stock Split will take effect.

On January 12, 2007, Media Finance en Suisse Holding GmbH converted the final $600,000 of its debentures into Class A Preferred Stock of the Company. The conversion rate used for this conversion was $0.00115, being 50% of the closing stock price at January 12, 2007. This preferred stock will be converted into Common Stock after the Company’s 50 to 1 Reverse Stock Split will take effect.

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

Overview

On October 1st, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company’s of Satellite, ceased operations. The Company’s were not able to raise additional funds to finance their daily operations, while the revenues of these Company’s were not sufficient to cover their expenses.

On January 23, 2007, Swiss Satellite Newspapers was officially declared bankrupt by the court in Zug, Switzerland.

On March 27, 2007, The Board of Directors and majority of its shareholders approved to accept subject to due diligence by all parties the March 21, 2007 Memorandum Agreement executed with International Creative Property Concepts NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium. Under the Agreement, Satellite Newspapers agrees to purchase from ICPC in phase one, six properties, totally valued at € 24,515,250.00 and with a net value of € 11,714,500.00.

Managements’ Discussion and Analysis

Results of Operations – Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

We had no sales for the year ended December 31, 2006 as compared to $1,671,954 for the year ended December 31, 2006. This decrease is aresult of the Company ceasing operations in 2006.

Cost and Expenses

Cost and expenses for the year ended December 31, 2006 was $1,453,812 as compared to $675,671 during the year ended December 31, 2005, which consisted of selling, general and administrative costs and services. Cost and expenses during the year ended December 31, 2006 included impairment of technology rights ($784,082), selling general and administrative ($468,125), and depreciation and amortization ($201,605). This increase in cost and expenses is a result of ceasing operations and therefore included the impairment of the technology rights.

Other expenses for the year ended December 31, 2006 consisted of a loss on settlement of debentures ($2,096,226), loss on foreign exchange ($201,014), loss on sale of stock ($27,781), and interest expense ($188,314).

As a result of the foregoing factors, we realized a net loss of $3,967,147 for the year ended December 31, 2006 compared to a net loss of $675,800 for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficit of ($17,327,202). Further, at December 31, 2005 we had a working capital deficit of ($12,087,594), as a result our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital in order to develop and implement our business plan and continue operations. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

On October 1st, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company’s of Satellite, ceased operations. The Company’s were not able to raise additional funds to finance their daily operations, while the revenues of these Company’s were not sufficient to cover their expenses.

On January 23, 2007, Swiss Satellite Newspapers was officially declared bankrupt by the court in Zug, Switzerland.

On March 27, 2007, The Board of Directors and majority of its shareholders approved to accept subject to due diligence by all parties the March 21, 2007 Memorandum Agreement executed with International Creative Property Concepts NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium. Under the Agreement, Satellite Newspapers agrees to purchase from ICPC in phase one, six properties, totally valued at € 24,515,250.00 and with a net value of € 11,714,500.00.

We will still need additional investments in order to execute the terms of the March 21, 2007 Memorandum Agreement with International Creative Property Belgium NV and Andreas Yanakopoulos. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

Cash Flows

Net cash used in operating activities was ($636,236) for the year ended December 31, 2006 and ($1,552,537) for the year ended December 31, 2005. This decrease was primarily due to the increase in the net loss.

Net cash provided by financing activities was $305,518 and $1,207,353 for the year ended December 31, 2006 and 2005, respectively. The net cash provided by financing activities for the year ended December 31, 2006 consisted primarily of loans provided by Mr. Piceni.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7.                      FINANCIAL STATEMENTS.

SATELLITE ENTERPRISES CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Satellite Enterprises Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Satellite Enterprises Corp. and subsidiaries  as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $17,327,202 since inception, has negative working capital of $3,901,492 and accumulated stockholders’ deficit of $3,901,492 and has ceased operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2007

F 1

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

CURRENT ASSETS
Cash	$1,334	$37,509
Accounts receivable		241,002
Inventory		119,658
Total Current Assets	1,334	398,169

EQUIPMENT, net of accumulated depreciation of $398,568 at December 31, 2005		1,183,472

OTHER ASSETS
Deposits		8,826
Technology rights, net of accumulated amortization of $679,372 and $339,686 in 2005 and 2004, respectively		840,466
		849,292

Total Assets	$1,334	$2,430,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,326,620	$1,321,768
Accrued salaries and related expenses	371,107	377,164
Accrued expenses	1,591	93,466
Notes payable to related parties	461,486	165,848
Loans payable	1,899,949	3,060,280
Total Long-Term Liabilities	3,902,826	5,018,526

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 1,657,533 and 257,533 Class A convertible preferred shares issued and outstanding at December 31, 2006 and 2005, respectively	1,658	258
Common stock authorized 500,000,000 shares; par value $0.001; issued and outstanding 423,477,518 and 420,477,518 shares at December 31, 2006 and, 2005, respectively	423,478	420,478
Additional paid-in capital	12,949,303	8,932,320
Accumulated deficit	(17,327,202)	(12,087,594)
Accumulated other comprehensive loss	51,271	146,945
Total Stockholders’ Deficit	(3,901,492)	(2,587,593)
Total Liabilities and Stockholders’ Deficit	$1,334	$2,430,933

See accompanying notes to financial statements.

F 2

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

COSTS AND EXPENSES
Selling, general and administrative	$468,125	$282,273
Impairment of technology rights	784,082
Depreciation and amortization	201,605	393,398
Total Costs and Expenses	1,453,812	675,671

NET OPERATING LOSS	1,453,812	675,671

OTHER INCOME (EXPENSES)
Loss on settlement of debentures	(2,096,226)
Loss on foreign exchange	(201,014)	(16,896)
Loss on sale of stock	(27,781)	154,751
Interest expense	(188,314)	(137,984)
Total Other Expenses	(2,513,335)	(129)

NET LOSS FROM CONTINUING OPERATIONS	3,967,147	675,800

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income taxes of 0)	1,873,082	1,941,685
Gain from the disposal of discontinued operations (less applicable income taxes of 0)	(600,621)

Loss from discontinued operations	1,272,461	1,941,685

NET LOSS	$5,239,608	$2,617,485

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Loss from continuing operations	$(0.01)
Loss from discontinued operations		$(0.01)
Net Loss per Common Share	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	423,477,518	273,708,848

See accompanying notes to financial statements.

F 3

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,239,608)	$(2,617,485)
Adjustments to reconcile net loss to cash flows used in operating activities:
Loss on sale of stock	27,781
Loss on disposition of operation of subsidiaries	1,272,461
Gain on disposition of subsidiaries	(600,621)
Loss on settlement of debentures	2,096,226
Stock issued for performance contract	300,000
Depreciation	201,605	437,489
Loss on disposal of equipment
Impairment of technology rights	784,082
Changes in operating assets and liabilities:
Decrease in accounts receivable		121,358
Increase in inventory		(60,579)
Increase in accounts payable	251,187	668,540
Increase in accrued expenses	126,369	(219,523)
Increase in accrued salaries and related expenses	144,282	117,663
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(636,236)	(1,552,537)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment		(4,548)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(4,548)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Advances from notes payable to related parties	305,518	1,124,831
Proceeds from issuance of common stock		82,522
NET CASH FLOWS FROM FINANCING ACTIVITIES	305,518	1,207,353

EFFECT OF EXCHANGE RATE CHANGES ON CASH	294,543	340,344
DECREASE IN CASH	(36,175)	(9,388)
CASH, BEGINNING OF PERIOD	37,509	46,897
CASH, END OF PERIOD	$1,334	$37,509

See accompanying notes to financial statements.

F 4

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
None

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for manufacturing consulting on kiosks	$300,000
Issuance of common stock in payment of accounts payable		$38,816
Conversion of 5% subordinated debenture		500,000
Conversion of related party debt to common stock		3,000,000
Accounts receivable
Dissolution of subsidiaries	241,002
Inventory
Dissolution of subsidiaries	119,658
Equipment
Dissolution of subsidiaries	286,243
Deposits
Dissolution of subsidiaries	8,826
Technology rights
Dissolution of subsidiaries	752,008
Accounts payable
Dissolution of subsidiaries	246,335
Accrued salaries and related expenses
Dissolution of subsidiaries	308,266
Notes payable to related parties
Dissolution of subsidiaries	9,880

See accompanying notes to financial statements.

F 5

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2006 and 2005

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance at December 31, 2004			224,248,345	$224,249	$7,040,096	$(9,470,109)	$(386,595)	$(2,592,359)

Issuance of shares to convert $120,000 of 5% convertible subordinated debentures @$0.23 per share			521,732	522	119,478			120,000
Conversion of related party debt to equity	177,533	178	22,467,007	22,467	1,477,355			1,500,000
Conversion of media finance GmbH debt to equity	80,000	80	120,000,000	120,000	1,379,920			1,500,000
Sale of common stock to GCH Capital @$0.10 per share			10,000	10	990			1,000
Issuance of shares to GCH Capital for their conversion of 5% conversion convertible subordinated debentures @$0.23 per share			1,652,173	1,652	378,348			380,000
Issuance of shares to GCH Capital for their purchase of 2004 underwritten warrants			47,847,827	47,848	33,674			81,522
Issuance of shares to underwriters In settlement of 2004 underwriters agreement			3,730,434	3,730	(3,730)
Adjustment from exchange rate changes							533,540	533,540
Net loss for the year ended December 31, 2005						(2,617,485)		(2,617,485)
Reversal of investment of Media Finance GmbH in Company					(1,493,811)			(1,493,811)
Balance, December 31, 2005	257,533	258	420,477,518	420,478	8,932,320	(12,087,594)	146,945	(2,587,593)
Investment of Media en Suisse in Company					1,621,383			1,621,383
Conversion of convertible subordinated Debenture	1,400,000	1,400			2,098,600			2,100,000
Issuance of common stock for services rendered			3,000,000	3,000	297,000			300,000
Adjustment from exchange rate changes							(95,674)	(95,674)
Net loss for the year ended December 31, 2006						(5,239,608)		(5,239,608)
	1,657,533	$1,658	423,477,518	$423,478	$12,949,303	$(17,327,202)	$51,271	$(3,901,492)

See accompanying notes to financial statements.

F 6

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A -  THE COMPANY AND NATURE OF BUSINESS

Nature of Business

Satellite Enterprises Corp., (“Company”) through its wholly owned subsidiary, Satellite Newspapers en Suisse GMBH (“Suisse”), was providing newspaper publishers access to an advanced methodology of distribution for national, international and local newspapers.  On October 1, 2006, the Company ceased operating since it was not able to finance its daily operations.

The Company merged with Satellite Newspapers Suisse GMBH (formerly Media Finance en Suisse GMBH) under a stock purchase option agreement dated November 26, 2003 which was exercised on February 15, 2004. Suisse has two wholly owned companies in the Netherlands, Satellite Newspapers Content B.V. (incorporated on May 24, 2001) which negotiates agreements with the newspaper publishers and Satellite Newspapers Trading, B.V. (incorporated on May 17, 2001) which markets and sells vending units known as Kiosks which are used to distribute the digitized newspapers.

On March 31, 2006, the Company’s subsidiary, Suisse, sold its two subsidiaries in The Netherlands, the technology rights and certain intercompany debt to Media Finance en Suisse Holding GMBH (“Holding”) for a $2,700,000 convertible debenture bearing interest at 8%.  The convertible debenture is convertible into the Company’s common stock.  Holding is a Variable Interest Entity. Holding transferred the companies to a private individual.  On January 23, 2007, a creditor of Suisse filed an involuntary bankruptcy petition for Suisse with the court in Zug, Switzerland.  With the bankruptcy of Suisse, the Company no longer has any operating activities.

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

Suisse was previously owned by Holding, a company wholly owned  by the family of the President and Chief Executive Officer of the Holding Company.  As part of the merger, an exclusive 20 year world wide license was granted to the Company to market and distribute digital newspapers.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $17,327,202 since inception, has negative working capital of $3,901,492, and an accumulated stockholders’ deficit of $3,901,492 and has ceased operations.  Management’s plans include the attendance to the bankruptcy proceedings of its former Swiss operations, the redefining of its business to potentially acquire elderly care service facilities in Belgium and the raising of capital through the equity markets for working capital and acquisitions.  Failure to achieve these objectives will result in the Company formerly going out of business.

F 7

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A -  THE COMPANY AND NATURE OF BUSINESS (CONTINUED)

Going Concern (Continued)

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

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2006 or 2005.

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

F 8

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share (Continued)

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

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders’ deficit, in the balance sheet.

Stock Based Compensation

SFAS No. 123(R), which is a revision of the SFAS 123, “Accounting for Stock-Based Compensation”, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  SFAS No. 123R requires employee compensation expense to be recorded using the fair value method.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Revenue Recognition

The Company’s policy is to recognize revenue at the time a transaction is completed at a local interactive vending unit (Kiosk) located at various sites around the world.  To manage this global network, the Company has divided the network into eight distinct regions with the intent to issue each regional distributor rights to market and sell the Company’s product.  Each distribution agreement requires a

F 9

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

defined monthly minimum fee.  To the extent that revenues generated within the region exceed the minimum, no minimum fee would be required and the Company, based upon internally generated settlement reports, would compensate the distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

F 10

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE C - VARIABLE INTEREST ENTITIES

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

The Company has concluded that the entity, Media Finance en Suisse Holding GMBH (“Media Financie”) is deemed to be VIE under FIN 46 and accordingly it has been consolidated in the accompanying financial statements. Media Finance, a holding company, had total assets of $712,797 and $4,024,640, total liabilities of $2,279,791 and $8,050,323, accumulated deficits of $(1,566,994) and $(693,017) at December 31, 2006 and 2005, respectively, and losses of $1,453,553 and $799,475 for the years then ended.

NOTE D - EQUIPMENT

                     Equipment is comprised of the following at December 31,

Molds	$1,131,444
Kiosks	369,492
Furniture and fixtures	81,104
1,582,040
Less: accumulated depreciation	398,568
$1,183,472

F 11

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE E - LOANS PAYABLE

The balance sheet reflects two loans which are payable to individuals.  These loans are unsecured and one is non-interest bearing.  The other loan bears interest at the rate of 10% per annum.  Both of these loans are part of Media Finance en Suisse GMBH, the variable interest entity.  The proceeds of such loans were used to finance the Company and to acquire the technology rights. On December 22, 2006,  one of the individuals accepted shares of Satellite Enterprises Corp. common stock held by Media Finance en Suisse GMBH Holding in complete satisfaction of their debt in the amount of $1,406,913        .  At December 31, 2006 and 2005, the loans aggregated $1,899,949 and $3,060,280, respectively.

NOTE  F -  RELATED PARTY TRANSACTIONS

At December 31, 2004, $1,436,617 was due to related parties and $1,247,878 was due to individuals.  Of the $1,247,878, approximately $1,107,000 was repaid and $140,000 was assumed by Mr. Piceni, the Chief Executive Officer and majority shareholder increasing his loan balance to approximately $1,600,000.  In 2005, Media Finance en Suisse GMBH loaned the Company an additional $1,500,000 from investors of Media Finance en Suisse GMBH.  This Company is controlled by Mr. Roy Piceni, the Company’s Chief Executive Officer.  In October 2005 as part of a debt restructuring plan, both Mr. Piceni and Media Finance en Suisse GMBH each converted $1,500,000 of debt into common stock of the Company.  At December 31, 2005, the balance of indebtedness to related parties aggregated $165,848.  In 2006, Mr. Piceni and an individual related to Mr. Piceni advanced the Company an additional $295,638.  At December 31, 2006, the balance of the indebtedness to related parties aggregated $461,486.

NOTE G - 8% CONVERTIBLE DEBENTURE

On March 31, 2006, Media Finance en Suisse Holding GMBH, the Variable Interest Entity, purchased from Satellite Newspapers Suisse GMBH the technology rights, two Dutch subsidiaries, and $700,000 of intercompany debts for $2,700,000 in the form of an 8% convertible debenture.  The debentures are convertible into the Company’s Common Stock at the rate of $0.005 per share or 50% of the market price if the stock trades below $0.005 per share.  On December 12, 2006, $2,100,000 of the debentures were converted into Company Preferred Stock because of the unavailable authorized Common Stock.

NOTE H -  INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2006, these differences resulted in a deferred tax asset of approximately $625,000. SFAS No. 109  requires  the  establishment of a valuation  allowance  to  reflect the likelihood  of  realization of deferred tax assets.  Since realization is not assured, he  Company  has  recorded  a  valuation  allowance  for   the   entire  deferred  tax  asset,  and   the  accompanying  financial statements do not reflect any net asset for deferred taxes at December 31, 2006.

The Company’s net operating loss carry forwards amounted to approximately $2,500,000 at December 31, 2006, which will expire through 2025.

F 12

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE I -  STOCKHOLDERS’ DEFICIT

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

The company issued 5,000,000 shares of its common stock to GCH Capital valued at $0.06 per share or $300,000 in connection with a 3 year consulting agreement relating to investment banking commencing December 1, 2004  The agreement was terminated in September 2005 and the shares issued were accounted for as stock based compensation.

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

In June 2004 the Company issued 4,823,529 shares of its common stock under a net cash basis formula for 6,000,000 warrants outstanding held by GCH Capital in connection with consulting and investment banking agreements.  This transition was considered stock based compensation.

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

F 13

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE I -  STOCKHOLDERS’ DEFICIT (CONTINUED)

Increase in Authorized Shares (Continued)

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

In October 2005 Media Finance en Suisse Holding GMBH, a company controlled by the Chief Executive Officer, converted 1,500,000 of its related party debt to 200,000,000 shares of the Company’s common stock.  Due to the limitations on authorized common stock, 80,000  shares of convertible preferred stock was issued and 120,000,000 shares of common stock was issued.  The convertible preferred stock is convertible at the rate of one preferred to 1,000 common.

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

In January 2006, the Company issued 3,000,000 shares for a manufacturing consulting contract to produce newspaper finishers for bulk printing.  The shares were valued at $0.10 per share, the value of the contract.  Accordingly, stock based compensation was recorded in the amount of $300,000.

On June 28, 2006, the holder of the 8% convertible debenture converted $2,100,000 of the debentures to Preferred Stock.   In this connection, the Company issued 1,400,000 shares of its Preferred Stock because authorized common stock was unavailable.

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

F 14

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE I -  STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

Transactions involving options are summarized as follows:

Options granted December 1, 2004	24,309,000	$0.066
Balance December 31, 2004	24,309,000	$0.066
Options exercised in 2005	-	-
Options granted in 2005	-	-
Balance December 31, 2005	24,309,000	0.066

Options granted 2006
Options exercised
Balance December 31, 2006	24,309,000	$0.066

Pro forma information regarding net loss and net loss per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for the year ended December 31, 2004 as follows:

Assumptions

Risk-free rate	3.46%
Dividend yield	N/A
Volatility factor of the expected market price of the
Company’s common stock	.10%
Average life	1	year
Interest rate	3.46%

Information concerning stock options outstanding at December 31, 2005 is as follows:

			Remaining
Exercise Price	Number Outstanding	Contractual Life	Number Exercisable

$0.066	24,309,000	5 years	24,309,000

Reserved Shares

At December 31, 2006, the Company has reserved 24,309,000 shares of its common stock under existing option agreements.

NOTE  J -  OPERATING LEASES

The Company has entered into two operating leases for (1) a corporate home in Switzerland and (2) an automobile for the President. The corporate home lease commenced April 1, 2005 and has an unlimited duration which can be cancelled upon three months written notice in advance.  The monthly rent is $1,620 per month.  The auto lease is for a period of 48 months commencing December 1, 2005 with a monthly payment of $1,950.  In June 2005, the lease on the Corporate Home was terminated and in April 2007, the lease on the automobile was terminated.  All leases were cancelled without penalties.

F 15

SATELLITE ENTERPRISES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE K -  EMPLOYMENT CONTRACT

On October 1, 2006, the President and Chief Executive Officer entered into a 1 year employment contract with the Company which is renewable for additional 1 year terms.  The agreement calls for an annual salary of $140,000 and a bonus equivalent to 5% of the Company’s annual profit.

On  October 1, 2006, the Chief Financial Officer entered into a 1 year employment contract with the Company which is renewable for additional 1 year terms.  The agreement calls for an annual salary of $60,000 per year.

NOTE L -  SUBSEQUENT EVENTS

On January 23, 2007, a creditor of Satellite Newspapers Suisse, which is an operating subsidiary of the Company, filed an involuntary bankruptcy petition for Satellite Newspapers Suisse with the court in Zug, Switzerland.  As a result of the bankruptcy, the U.S. Corporation will have to write off approximately $7,500,000 in intercompany advances to the Swiss operations in 2007.

On March 19, 2007, the Company entered into a written Settlement and Release Agreement with Messrs. DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani, the combined sum of one hundred fifty thousand ($150,000) U.S. dollars, DeVries and Mariani agreed to accept said payment and upon receiving full payment from the Company, to release and discharge the Company and all current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors, or assignees and/or representatives of the Company, from any and all judgments, arguments, claims, demands, claim of action, known or unknown, which  DeVries and/or Mariani may claim against the Company including but not limited to $1,440,000 U.S. dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreement against Satellite and against the Company’s CEO claiming fraud.

On March 27, 2007, the Company’s Board of Directors and majority of its shareholders approved and  reaffirmed its July 1, 2006 resolution to effect a reverse split of the Registrant’s issued and outstanding Common Stock, $0.001 par value per share pursuant to which each fifty (50) shares of the Registrant’s issued and outstanding Common Stock would be combined and consolidated into one share of Common Stock and to authorize the Board of Directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of Preferred Stock from its authorized 5,000,000 shares of Preferred Stock.

On March 27, 2007, the Company’s Board of Directors and majority of its shareholders approved  acceptance subject to due diligence by all parties of the March 21, 2007 Memorandum Agreement executed with International Creative Property Concepts NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium registered in Karpellen, Belgium (“ICPC”).  Under the

Agreement, the Company agrees to purchase from ICPC five elderly care units for approximately $47,500,000 which will be paid with the issuance of the Company’s Common Stock at an agreed price of $0.35.  This transaction will represent approximately 73% of the outstanding post reverse split shares of the Company and will have a lock up period of 2 years.

On March 31, 2006, the remaining $600,000 of the 8% convertible debentures were converted to Preferred Stock.

F16

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with the exception that the Company did not believe that financials for Media Finance Suisse Holdings GmbH owned by Roy Piceni, President of the Company should be consolidated, because it has no legal connections with the Company. However the Company complied with the auditors demand to consolidate.

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

ITEM 8A.                      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors as of April 14, 2005 are as follows:

Name	Age	With Company Since	Director/Position
Roy Piceni	39	12/2003	President, Chief Executive Officer

Randy Hibma	35	01/2004	Chief Financial Officer

MR. ROY PICENI/PRESIDENT

Mr. Piceni has served as Chief Executive Officer of our company from December 19, 2003 till December 05, 2005. After resignation of Ms. Palmer (CEO from December 05, 2005 till May 19, 2006), Mr. Piceni became the CEO of the Company again. Prior to joining our company, Mr. Piceni was the founder of Satellite Newspapers Worldwide and was employed there since 2000. From 1995 to 2000, Mr. Piceni was employed with Eurostar as CEO. Mr. Piceni provides 100% of his time to our company.

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

Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports by such dates during fiscal 2004. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2006, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2005 and 2006 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Roy Piceni	2006	$140,000	$0	$0	$0	$140,000
President & Chief Executive Officer	2005	$120,000	$0	0	$0	$120,000
President	2004	$120,000	$0	$0	$0	$120,000
Jerri Palmer	2006	$0	$0	$0	$0	$0
Chief Executive Officer (until May 19, 2006)	2005	$72,000	$0	$0	$0	$72,000
Randy Hibma	2006	$60,000	$0	$0	$0	$60,000
Chief Financial Officer	2005	$59,000	$0	$0	$0	$59,000

EMPLOYMENT CONTRACTS

Currently we have entered into two employment agreements with Mr. R.P. Piceni, our CEO and Mr. R. Hibma our CFO.

The employment agreement of Mr. R.P. Piceni commenced October 1st, 2006 and the duration is infinite. The agreement provides for a monthly salary of $12,000 per month plus reasonable travel expenses.

The employment agreement of Mr. R. Hibma commenced October 1st, 2006 and the duration is infinite. The agreement provides for a monthly salary of $5,000 per month plus reasonable travel expenses.

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

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2007. The information in this table provides the ownership information for:

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

Title of Class	Name	Shares		Percent
Common Stock	Roy Piceni*	233,063,915	(1)	55,04%

	Randy Hibma*	0		0.00%
* Executive officer and/or director.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficialownership” of any shares, which such person has the right to acquire within 60 days as of April 14, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 14, 2007 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 14, 2007, we had 423,477,518 shares of common stock outstanding.

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

               On March 31, 2006, the Company’s subsidiary Satellite Newspapers Suisse GmbH of Zug, Switzerland entered into a binding Secured Debenture Purchase Agreement which closed on the same date with Media Finance en Suisse Holding GmbH whereby the Company sold $2,700,000 original principal amount of Series A Premium Secured Convertible Debenture (the “Debenture”) and its two subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV for a total aggregate consideration of Two Million Seven Hundred Thousand ($2,700,000) U.S. Dollars.

                Media Finance en Suisse Holdings GmbH paid for the Debentures and the two subsidiaries when it transferred to Satellite Newspapers Suisse GmbH all its validly issued and subsisting patents relating to the manufacture of the Kiosks, which patents are registered in the United States bearing registration numbers 5,860,362 (referred to herein as the “Patents”), and of confidential and proprietary know-how relating to the practice of the Patents and to the manufacture of the articles described in the Patents that was owned by Media Finance en Suisse Holdings GmbH and is valued in excess of Two Million ($2,000,000) US Dollars and its current receivables totaling Seven Hundred Thousand ($700,000) U.S. Dollars.

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

(b)           Reports on Form 8-K:

The Company filed a Form 8-K on February 2, 2006 relating to the cancellation of the Share Purchase Agreement

The Company filed a Form 8-K on April 4, 2006 relating to the Secured Debenture Agreement.

The Company filed a Form 8-K on May 30, 2006 relating to resignation of Ms. Jerri Palmer (CEO) and Mr. Henk Meijer (Board Member) .

The Company filed a Form 8-K on February 2, 2007 relating to the bankruptcy of the Swiss subisidiary

The Company filed a Form 8-K on March 27, 2007 relating to Settlement and Release Agreement.

The Company files a Form 8-K on March 27, 2007 relating to Reverse Stock Split & Name Change as well as the Memorandum of Agreement

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2005	FISCAL YEAR 2006

Meyler & Company, LLC	$ 51,500.00	$ 51,600 (1)

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2005	FISCAL YEAR 2006

Meyler & Company, LLC	$ 51,500.00	$ 51,600.00 (1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SATELLITE NEWSPAPERS CORP.

Dated: April 17, 2007

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Roy Piceni	Roy Piceni	President, & Chairman	April 17, 2007

/s/ Randy Hibma	Randy Hibma	CFO (Principal)	April 17, 2007