Form 10QSB
period 2007-03-31
SATELLITE NEWSPAPERS CORP
filed 2007-05-21
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31,  2007

SATELLITE NEWSPAPERS CORP.
(Exact name of small business registrant as specified in its charter)

Nevada --------------------------------	000-26607 --------------------------------	88-0390828 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

Bank of America Building
980 Post Road East
Westport, Connecticut 06880
 (Address of principal executive offices) (Zip Code)

203-401-8089
 (Registrant’s telephone no., including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of May 21, 2007 was: 423,477,518

Traditional Small Business Disclosure Format: Yes [ ] No [X]

SATELLITE NEWSPAPAERS CORP.

FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of March 31, 2007 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2007 and 2006

Notes to Unaudited Condensed Financial Statements

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$1,075	$1,334
Total Current Assets	1,075	1,334

Total Assets	$1,075	$1,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$160,786	$1,326,620
Accrued salaries and related expenses	113,543	213,180
Accrued expenses	5,082	1,591
Notes payable to related parties	327,000	461,486
Loans payable	5,045	1,899,949
Total Current Liabilities	611,456	3,902,826

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
500,000,000 shares, 2,179,533 and 1,657,533 Class
A convertible preferred shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	2,180	1,658
Common stock authorized 500,000,000 shares,
par value $0.001, issued and outstanding 423,477,518 shares
at March 31, 2007 and December 31, 2006	423,478	423,478
Additional paid-in-capital	13,548,781	12,949,303
Accumulated deficit	(14,584,820)	(17,327,202)
Accumulated other comprehensive income		51,271
Total Stockholders' Deficit	(610,381)	(3,901,492)

Total Liabilities and Stockholders' Deficit	$1,075	$1,334

See accompanying notes to financial statements.

SATELLITE NEWSPAPAERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Month Ended
	March 31,
	2007	2006

NET SALES		$68,929

COST AND EXPENSES
Cost of services		86,278
Selling, general and administrative	8,798	332,422
Depreciation and amortization		107,922
Total Costs and Expenses	8,798	526,622

NET OPERATING LOSS	(8,798)	(457,693)

OTHER INCOME (EXPENSE)
Currency Gain		27,383
Interest expense	(3,491)	(31,281)
	(3,491)	(3,898)

NET LOSS FROM CONTINUING OPERATIONS	$(12,289)	$(461,591)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income taxes of 0)	(788,736)
Gain from the disposal of discontinued operations (less applicable income taxes of 0)	3,543,407
Gain from discontinued operations	2,754,671

NET GAIN (LOSS)	$2,742,382	$(461,591)

NET GAIN (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$0.01	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	423,477,518	422,844,185

See accompanying notes to financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Month Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS
Net loss	$(12,289)	$(461,591)

Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Depreciation		107,922
Changes in operating assets and liabilities:
Accounts receivable		(43,773)
Accounts payable		115,854
Accrued expenses	3,491	(43,663)
Accrued salaries and related expenses		161,325
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(8,798)	(163,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to)/from noted payable to related parties		94,024
Change in loans payable		41,164
Proceeds from issuance of common stock
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES		135,188

Discontinuing operations
Net income	2,754,671
Decrease in net liabilities of entities discontinued	(3,294,861)
NET CASH USED IN DISCONTINUED OPERATION	(540,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common stock	600,000
NET CASH PROVIDED IN FINANCING ACTIVITIES	600,000

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(51,271)	6,353
(DECREASE) INCREASE IN CASH	(259)	(22,385)
CASH, BEGINNING OF PERIOD	1,334	37,509
CASH, END OF PERIOD	$1,075	$15,124

See accompanying notes to financial statements.

 SATELLITE NEWSPAPERS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2  GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $14,584,820 and, has a negative working capital, and a stockholders’ deficit. Management’s plans include the seeking of a merger candidate and the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company is successful in merging with another company and does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 PREFERRED STOCK

On January 12, 2007, $600,000 of convertible debt issued by a subsidiary was converted into 521,739 shares of the Company Preferred Stock.

NOTE 4  MEDIA FINANCE EN SUISSE HOLDING (BANKRUPTCY)

On March 10, 2007, Media Finance en Suisse Holding was placed into bankruptcy and complete liquidation under Swiss laws.  Media Finance en Suisse Holding was considered a Viable Interest Entity.

NOTE 5  LEGAL PROCEEDINGS

On March 19th, 2007 the Company entered into a written Settlement and Release Agreement with DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani the combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars, DeVries and Mariani agreed to accept said payment and upon receiving full payment from the Company, to release and discharge the Company and all current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors or assigns and/or representatives of the Company, from any and all judgments, agreements, claims, demands, claims of action, known or unknown, which DeVries and/or Mariani may claim against the Company including but not limited to the One Million Four Hundred Forty Thousand ($1,440,000.00) U.S. Dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against Satellite and against the Company’s CEO claiming fraud.

The Company paid to DeVries and Mariani Seventy Five Thousand  ($75,000.00) U.S. Dollars and has agreed that it will bank wire to DeVries and Mariani on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007 the remaining Seventy Five Thousand ($75,000.00) U.S. Dollars of the total combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars.

The Agreement states that until Company bank wires to DeVries and Mariani the entire funds in the sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars, and said funds are received by Attorney Malard, and said funds are paid in full on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007, DeVries and Mariani do not release or discharge the Company from any judgments against the Company.

The Agreement further states that in the event the Company does not bank wires to DeVries and Mariani the entire funds in the sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars by the due date, the Agreement becomes null and void and DeVries and Mariani can keep any and all monies paid to date on account of the agreement as their liquidated damages.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Management has ceased operations as of September 30, 2006 of the operations of Satellite Newspapers Suisse GMBH, its operating subsidiary.  The ceasing of the operation does not allow the Company to generate revenues.  As a result, it is questionable whether the Company can continue as a going concern.

A.  PRIOR HISTORY OF SATELLITE

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

B. BUSINESS PLAN

On March 27, 2007 the Company's Board of Directors and majority of its Shareholders approved to accept subject to due diligence by all parties the March 21, 2007 Memorandum Agreement executed with International Creative Property Belgium NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium, registered in Kapellen, Belgium (hereinafter “ICPB”).  Under the Agreement, the Registrant agrees to purchase from ICPC in phase one, the following six (6) properties:

Buildings:

1.	PLS. MORETUISLER ANTWERP, 58 bed licenses, annual rental income € 317,550, valued cat 6%: €5,292,500, outstanding mortgage € 2,700,000, net value € 2,592,500.

2.	BERGHEM ANTWERP, 55 bed licenses, annual rental income € 301,125, value at 6%: € 5,018,750, outstanding mortgage € 3,500,000, net value € 1,518,000.

3.	VOTTEM LIEGE, project 0 bed licenses – 265 bed licenses after completion, value at € 6,000,000, outstanding mortgage € 2,300,000, net value € 3,700,000.

4.	RED CROSS BUILDING, annual rental income € 450,313, value at € 8,204,000, outstanding mortgage € 4,300,000, net value € 3,904,000.

5.	LEOPOLDSBURG, 120 bed licenses, annual rental income € 657,000, value at 6%: € 2,500,000, outstanding mortgage € 1,000,000, net value € 1,500,000.

Land:

1.	LINKEROEVER LEND, 40,000 m2, value € 8,000,000, no outstanding mortgage.

Net Value:

The total agreed Net Value of the Six (6) Phase 1 properties is € 21,215,250 or $28,320,230 at a conversion rate of 1.3349 as of this date.

Remaining ICPB Buildings:

ICPB has agreed to sell the remaining ten (10) properties – Phase 2 to the Registrant at Net Value within six (6) months after signing the definitive agreement.

Operations:

The Company will acquire all the operations of ICPB in two phases.  In Phase 1, the Company will purchase a total of 716 Operations valued at € 20,000 per license.  The total agreed Net Value of Phase 1 Operations is €14,320,000.  The Company will acquire the remaining 648 Operations – Phase 2, at Net Value within (6) months after signing the definitive agreement.

Purchase Price:

The total purchase price of all phase 1 properties as listed above and the Phase 1 Operations is € 35,535,250 or $47,428,902 at a conversion rate of 1.3349 as of this date to be paid with the Company’s common stock at an agreed share price of $0.35, for a total of 131,998,071 common stock post reverse split which will represent 73.2% of all issued and outstanding shares of the Registrant.  These shares will have a lock up period for a period of two years.

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

On May 2004, Fred De Vries and Renato Mariani (hereinafter “DeVries and Mariani”) filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s CEO claiming fraud. The parties were seeking monies and benefits owed in connection with their employment agreements as well as other damages.

On March 19th, 2007 the Company entered into a written Settlement and Release Agreement with DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani the combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars, DeVries and Mariani agreed to accept said payment and upon receiving full payment from the Company, to release and discharge the Company and all current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors or assigns and/or representatives of the Company, from any and all judgments, agreements, claims, demands, claims of action, known or unknown, which DeVries and/or Mariani may claim against the Company including but not limited to the One Million Four Hundred Forty Thousand ($1,440,000.00) U.S. Dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against Satellite and against the Company’s CEO claiming fraud.

The Company paid to DeVries and Mariani Seventy Five Thousand  ($75,000.00) U.S. Dollars and has agreed that it will bank wire to DeVries and Mariani on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007 the remaining Seventy Five Thousand ($75,000.00) U.S. Dollars of the total combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars.

The Agreement states that until Company bank wires to DeVries and Mariani the entire funds in the sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars, and said funds are received by Attorney Malard, and said funds are paid in full on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007, DeVries and Mariani do not release or discharge the Company from any judgments against the Company.

The Agreement further states that in the event the Company does not bank wires to DeVries and Mariani the entire funds in the sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars by the due date, the Agreement becomes null and void and DeVries and Mariani can keep any and all monies paid to date on account of the agreement as their liquidated damages.

The Company may become involved in material legal proceedings in the future.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2007 the Company's Board of Directors and majority of its shareholders approved to amend its Articles of Incorporation by changing the name of the Registrant from Satellite Newspapers Corp. to European Equity Holding Corp. and reaffirmed its July 1, 2006 resolution to authorize the Board of Directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of Preferred Stock from its authorized 5,000,000 shares of Preferred Stock.  In addition, the Board of Directors and Majority of its Shareholders approved subject to due diligence by all parties the March 21, 2007 Memorandum Agreement executed with International Creative Property Belgium NV and Andreas Yanakopoulos, an operastor and provider of elderly care saervices in Belgium, registered in Kapellan, Belgium.  As of this date, the Company is amending its 14C filings with the SEC.

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

Exhibit 31.1                                Certification of Roy Piceni, Chairman & CEO
Exhibit 31.2                                Certification of Randy Hibma, Director, President & CFO

Exhibit 32.1                                Certification of Roy Piceni, Chairman & CEO
Exhibit 32.2                                Certification of Randy Hibma, Director, President & CFO

(b)            Reports on Form 8-K:

Three months ended March 31, 2007

The Company filed a Form 8-K on February 12, 2007 relating to the January 23, 2007 filing of involuntary bankruptcy petition for Satellite Newspapers Swiss.

The Company filed a Form 8-K on March 26, 2007 relating to the written settlement of a law suit with Fred De Vries and Renato Mariani.

The Company filed a Form 8-K on March 27, 2007 relating to thechange of name and and entering into a Memorandum Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE NEWSPAPERS CORP..
(Registrant)

Date: May 21, 2007	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: May 21, 2007	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)