Form 10QSB
period 2007-06-30
SATELLITE NEWSPAPERS CORP
filed 2007-08-20
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30,  2007

SATELLITE NEWSPAPERS CORP.
(Exact name of small business registrant as specified in its charter)

Nevada --------------------------------	000-26607 --------------------------------	88-0390828 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

Bank of America Building
980 Post Road East
Westport, Connecticut 06880
 (Address of principal executive offices) (Zip Code)

203-222-9333
 (Registrant’s telephone no., including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of August 20, 2007 was: 423,477,518

Traditional Small Business Disclosure Format: Yes [ ] No [X]

SATELLITE NEWSPAPAERS CORP.

FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of June 30, 2007 (Unaudited) and December 31, 2006

Consolidated Statements of Operations (Unaudited) – For the Three Months and Six Months Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2007 and 2006

Notes to Unaudited Condensed Financial Statements

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,042	$1,334
Total Current Assets	1,042	1,334

Total Assets	$1,042	$1,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$166,539	$1,326,620
Accrued salaries and related expenses	125,400	213,180
Accrued expenses	11,604	1,591
Notes payable to related parties	415,000	461,486
Loans payable	2,007	1,899,949
Total Current Liabilities	720,550	3,902,826

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
500,000,000 shares, 2,179,533 and 1,657,533 Class
A convertible preferred shares issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	2,180	1,658
Common stock authorized 500,000,000 shares,
par value $0.001, issued and outstanding 423,477,518 shares
at June 30, 2007 and December 31, 2006	423,478	423,478
Additional paid-in-capital	13,548,781	12,949,303
Accumulated deficit	(14,693,947)	(17,327,202)
Accumulated other comprehensive income		51,271
Total Stockholders' Deficit	(719,508)	(3,901,492)

Total Liabilities and Stockholders' Deficit	$1,042	$1,334

See accompanying notes to financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET SALES		$265,720		$334,649

COST AND EXPENSES
Cost of services		73,421		159,699
Selling, general and
administrative	102,604	103,978	111,402	436,400
Research and development		74,142		74,142
Depreciation and
amortization		88,777		196,699
Total Costs and Expenses	102,604	340,318	111,402	866,940

NET OPERATING LOSS	(102,604)	(74,598)	(111,402)	(532,291)

OTHER INCOME (EXPENSE)
Currency Gain		(63,862)		(36,479)
Interest expense	(6,523)	(35,331)	(10,014)	(66,612)
	(6,523)	(99,193)	(10,014)	(103,091)

NET LOSS FROM CONTINUING OPERATIONS	$(109,127)	$(173,791)	$(121,416)	$(635,382)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable
income taxes of 0)		(132,303)	(788,736)	(132,303)
Gain from the disposal of discontinued operations
(less applicable income taxes of 0)		603,625	3,543,407	603,625
Gain from discontinued operations	-	471,322	2,754,671	471,322

NET GAIN (LOSS)	$(109,127)	$297,531	$2,633,255	$(164,060)

NET GAIN (LOSS) PER COMMON
SHARE (BASIC AND
DILUTED)			$0.01	$(0.01)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING			423,477,518	423,477,518

See accompanying notes to financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS
Net loss	$(121,416)	$(164,060)

Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Depreciation		196,699
Changes in operating assets and liabilities:
Accounts receivable		(96,417)
Accounts payable		(42,654)
Accrued expenses	10,013	(4,589)
Accrued salaries and related expenses		(220,658)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(111,403)	(331,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment		(126,459)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES		(126,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties		234,809
Change in loans payable		250,092
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES		484,901

Discontinuing operations
Net income	2,754,671
Decrease in net liabilities of entities discontinued	(2,592,289)
NET CASH USED IN DISCONTINUING OPERATION	162,382

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(51,271)	(32,189)
(DECREASE) INCREASE IN CASH	(292)	(5,426)
CASH, BEGINNING OF PERIOD	1,334	37,509
CASH, END OF PERIOD	$1,042	$32,083

See accompanying notes to financial statements.

 SATELLITE NEWSPAPERS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year and six months ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Satellite Enterprise Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2  GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $14,693,947 and, has a negative working capital, and a stockholders’ deficit. Management’s plans include the seeking of a merger candidate and the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company is successful in merging with another company and does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company paid to DeVries and Mariani Seventy Five Thousand  ($75,000.00) U.S. Dollars and has agreed that it will bank wire to DeVries and Mariani on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007 the remaining Seventy Five Thousand ($75,000.00) U.S. Dollars of the total combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars.  The remaining $75,000 was paid in July 2007.

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

The Company paid to DeVries and Mariani Seventy Five Thousand  ($75,000.00) U.S. Dollars and has agreed that it will bank wire to DeVries and Mariani on or before 4:00PM eastern standard time on Tuesday, the 19th day of July, 2007 the remaining Seventy Five Thousand ($75,000.00) U.S. Dollars of the total combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars.   The remaining $75,000 was paid on July 19, 2007.

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

SATELLITE NEWSPAPERS CORP..
(Registrant)

Date: August 20, 2007	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 20, 2007	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)