Form 10QSB
period 2007-09-30
SATELLITE NEWSPAPERS CORP
filed 2007-11-19
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30,  2007

SATELLITE NEWSPAPERS CORP.
(Exact name of small business registrant as specified in its charter)

Nevada --------------------------------	000-26607 --------------------------------	88-0390828 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

Bank of America Building
980 Post Road East
Westport, Connecticut 06880
 (Address of principal executive offices) (Zip Code)

203-222-9333
 (Registrant’s telephone no., including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of November 19, 2007 was: 423,477,518

Traditional Small Business Disclosure Format: Yes [ ] No [X]

SATELLITE NEWSPAPAERS CORP.

FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of September 30, 2007 (Unaudited) and December 31, 2006

Consolidated Statements of Operations (Unaudited) – For the Three Months and Nine Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2007 and 2006

Notes to Unaudited Condensed Financial Statements (Unaudited)

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,009	$1,334
Total Current Assets	1,009	1,334

Total Assets	$1,009	$1,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$100,830	$1,326,620
Accrued salaries and related expenses	178,767	213,180
Accrues expenses	19,972	1,591
Notes Payable to related parties	497,000	461,486
Loans payable	1,183	1,899,949
Total Current Liablities	797,752	3,902,826

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 2,179,533 and 1,657,533 Class A convertible preferred shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,180	1,658
Common stock authorized 500,000,000 shares, par value $0.001, issued and outstanding 423,477,518 shares at September 30, 2007 and December 31, 2006	423,478	423,478
Additional Paid-In Capital	13,548,781	12,949,303
Accumulated deficit	(14,771,182)	(17,327,202)
Accumulated other comprehensive income	-	51,271
Total Stockholders' Deficit	(796,743)	(3,901,492)

Total Liablities and Stockholders' Deficit	$1,009	$1,334

See accompanying notes to financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007		2006	2007		2006

NET SALES	$		$150,333	$		$484,982

COST AND EXPENSES
Cost of Services			48,156			207,855
Selling, General and Administrative		68,867	1,348,066		180,269	1,784,466
Research and Development			25,306			99,448
Depreciation and Amortization			105,811			302,510
Total Costs and Expenses		68,867	1,527,339		180,269	2,394,279

NET OPERATING LOSS		(68,867)	(1,377,006)		(180,269)	(1,909,297)

OTHER INCOME (EXPENSE)
Currency Gain			7,212			(29,267)
Interest Expense		(8,368)	(35,199)		(18,382)	(101,811)
		(8,368)	(27,987)		(18,382)	(131,078)

NET LOSS FROM CONTINUING OPERATIONS		$(77,235)	$(1,404,993)		$(198,651)	$(2,040,375)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income taxes of 0)			(2,397,694)		(788,736)	(2,529,987)
Gain from the disposal of discontinued operations (less applicable income taxes of 0)					3,543,407	603,625
Gain from discontinued operations		-	(2,397,694)		2,754,671	(1,926,362)

NET GAIN (LOSS)		$(77,235)	$(3,802,687)		$2,556,020	$(3,966,737)

NET GAIN (LOSS) PER COMMON SHARE (BASIC AND DILUTED)			$(0.45)		$0.01	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING					423,477,518	8,465,374.00

See accompanying notes to financial statements.

SATELLITE ENTERPRISE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net loss	$(198,651)	$(3,966,747)

Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Depreciation	-	302,510
Loss from Discontinued Operations		2,397,694
Changes in operating assets and liabilities
Accounts receivable	-	(109,694)
Accounts payable		33,252
Accrued expenses	18,381	29,536
(Decrease) increase in accrued settlement fee relating to employee costs		1,140,000
Accrued salaries and related expenses		(207,903)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(180,270)	(381,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment		(56,606)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	-	(56,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties		495,013
Change in loans payable
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES	-	495,013

Discontinuing operations
Net income	2,754,671
Decrease in net liabilities of entities discontinued	(2,523,455)
NET CASH USED IN DISCONTINUING OPERATIONS	231,216

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(51,271)	(73,487)
(DECREASE) INCREASE IN CASH	(325)	(16,432)
CASH, BEGINNING OF PERIOD	1,334	37,509
CASH, END OF PERIOD	$1,009	$21,077

See accompanying notes to financial statements.

SATELLITE NEWSPAPERS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Satellite Newspapers Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2  GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $14,771,182 and, has a negative working capital, and a stockholders' deficit. Management's plans include the seeking of a merger candidate and the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company is successful in merging with another company and does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 PREFERRED STOCK

On January 12, 2007, $600,000 of convertible debt issued by a subsidiary was converted into 521,739 shares of the Company Preferred Stock.

NOTE 4  MEDIA FINANCE EN SUISSE HOLDING (BANKRUPTCY)

On March 10, 2007, Media Finance en Suisse Holding was placed into bankruptcy and complete liquidation under Swiss laws.  Media Finance en Suisse Holding was considered a variable Interest Entity and considered a discontinued operation.

NOTE 5  LEGAL PROCEEDINGS

On March 19th, 2007 the Company entered into a written Settlement and Release Agreement with DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani the combined sum of One Hundred Fifty Thousand ($150,000.00) U.S. Dollars, DeVries and Mariani agreed to accept said payment and upon receiving full payment from the Company, to release and discharge the Company and all current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors or assigns and/or representatives of the Company, from any and all judgments, agreements, claims, demands, claims of action, known or unknown, which DeVries and/or Mariani may claim against the Company including but not limited to the One Million Four Hundred Forty Thousand ($1,440,000.00) U.S. Dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against Satellite and against the Company's CEO claiming fraud. As of July 17, 2007, the entire $150,000 was paid.

NOTE 6  SUBSEQUENT EVENTS

On October 22, 2007, the Company's Board of Directors and majority of its shareholders approved by means of a written resolution to effect a reverse split of the Registrant's issued and outstanding Common Stock, $0.001 par value per share pursuant to which each two thousand (2000) shares of the Registrant's issued and outstanding Common Stock would be combined and consolidated into one share of Common Stock and to authorize the Board of Directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of Preferred Stock from its authorized 5,000,000 shares of Preferred Stock.

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

Exhibit 31.1                                Certification of Roy Piceni, Chairman & CEO
Exhibit 31.2                                Certification of Randy Hibma, Director, President & CFO

Exhibit 32.1                                Certification of Roy Piceni, Chairman & CEO
Exhibit 32.2                                Certification of Randy Hibma, Director, President & CFO

(b)            Reports on Form 8-K:

Three months ended September 30, 2007

       The Company filed a Form 8-K on August 20, 2007 relating to Item 8.01.  The Company stated that on or about August 20, 2007 it's Board of Directors after conducting its due diligence has decided to reject the March 21, 2007 Memorandum Agreement executed with International Creative Property Concepts NV and Andreas Yanakopoulos, an operator and provider of elderly care services in Belgium.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE NEWSPAPERS CORP..
(Registrant)

Date: November 19, 2007	By: /s/ ROY PICENI
Roy Piceni
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: November 19, 2007	By: /s/ RANDY HIBMA
Randy Hibma
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)