Form 10KSB
period 2007-12-31
SATELLITE NEWSPAPERS CORP
filed 2008-04-15
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GENMED HOLDING CORP.
(Name of small business issuer in its charter)

Nevada	88-0390828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	2719 DX
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 011-31-793-630-129

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: 231,000 shares of Common Stock, $.001 par value

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $ - 0 -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $48,454, as of April 10, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, 211,739 shares of common stock as of April 10, 2008.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GENMED HOLDING CORP.

FORM 10-KSB

PART I

ITEM 1  DESCRIPTION OF BUSINESS

               FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Genmed Holding Corp., (formerly Satellite Newspapers Corp.) (the “Company”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Summary

The Company has no current operations and is engaged in seeking a potential business acquisition. The Company is currently negotiating an acquisition with GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the distribution of generic drugs. The Company makes no assurances that its current negotiations with Genmed B.V. will result in an acquisition or result in operations for Company.

Previous Operations - General

Genmed Holding Corp. (the “Company”) was originally formed as Beck & Co., Inc., a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry.  Subsequent to its formation, the Company engaged in several acquisitions, name changes, and changes in the Company’s operations. From July 29, 2000 until August 27, 2002, the Company developed fuel cell technologies for commercial and industrial use as GreenVolt Corp., an Ontario, Canada corporation. On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired a majority of the issued and outstanding common stock of the Company, and on August 28, 2002, the Company changed its name to Satellite Enterprises Corp.

On June 20, 2003, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide N.V., a corporation organized under the laws of The Netherlands (hereinafter, Satellite Newspapers) whereby the Company was the exclusive distributor to promote the sale and/or lease of Satellite Newspapers’ newspaper kiosks and the associated Satellite newspaper content distribution technology for which Satellite Newspapers had developed the technology and owned the patents. In October 2003, Satellite Newspapers sold its patents, software and trademarks to Media Finance en Suisse Holding GmbH, a Swiss corporation (hereinafter, Media Finance). Thereafter, Media Finance set up an operating subsidiary, Satellite Newspapers Suisse GmbH, a Swiss corporation (hereinafter, Satellite Swiss). Media Finance granted Satellite Swiss a twenty-year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement and on November 26, 2003, the Company entered into a Stock Purchase Option Agreement with Media Finance for the purchase of 100% of Satellite Swiss. On February 15, 2004, the Company exercised its option and acquired 100% of Satellite Swiss. Satellite Swiss consisted of two subsidiaries, Satellite Newspapers Content B.V., a Dutch corporation, and Satellite Newspapers Trading B.V., a Dutch corporation, which had the production rights to produce and sell the kiosks.

In June 2005, Swiss Satellite incorporated two new Swiss subsidiary entities, Satellite Newspapers Content GmbH and Satellite Newspapers Trading GmbH. Except for the Development and Network Management, the Swiss Companies took over all activities from the Dutch Companies. On November 30, 2005, the Company changed its name from Satellite Enterprises Corp. to Satellite Newspapers Corp. and the Company=s quotation symbol on the OTC Bulletin Board changed from SENR to SNWP.

On October 1, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company=s of Satellite, ceased operations. Such companies were unable to fund their ongoing operations and cover their expenses. From October 1, 2006 to the present, the Company has had no operations and generated no revenue. On January 23, 2007, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, and Satellite Newspapers Trading GmbH were declared bankrupt by the court in Zug, Switzerland.

On March 21, 2007, the Company executed a Memorandum Agreement with International Creative Property Belgium, N.V. and Andreas Yanakopoulos (“ICPB”), an operator and provider of elderly care services in Belgium. Under such Memorandum Agreement, the Company agreed to purchase from ICPB, subject to due diligence by all parties, all of the operations of ICPB including certain properties, land, and operations. On August 20, 2007, after conducting its due diligence, the Company rejected the March 21, 2007 Memorandum Agreement executed with ICPC.

The Company is currently seeking a potential business acquisition. The Company is currently negotiating an acquisition with GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the production and distribution of generic drugs. Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Romania, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed B.V.’s most popular product is Paracetamol (acetaminophen), a generic form of Tylenol. Genmed B.V. currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains and government agencies and multi-national corporations.

The Company makes no assurances that its current negotiations with Genmed B.V. will result in an acquisition or result in ongoing operations for Company.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in another business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations, and state or local taxation or tariffs. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Employees

The Company presently has no employees other than its officers. Company officers devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses to acquire. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. The Company generated no revenues in the fiscal year ended December 31, 2007 and the Company has no current operations. The Company is currently seeking an acquisition with Genmed B.V., however the Company makes no assurance that its current negotiations will result in such acquisition. The Company makes no assurances that if such acquisition is consummated, the Company will generate revenues and be able to continue as a going concern.

Competition for the acquisition of a business may result in acquisitions on terms that prove to be less advantageous to the Company that have been attainable in the past or may increase acquisition prices to levels beyond the Company’s financial capability. The Company’s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, there can be no assurance that the Company will find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2007, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. See Item 7, herein.

Risks of Leverage. The Company anticipates that it may incur substantial borrowings, notes, debentures, and/or other Company debt for the purpose of seeking an acquisition, developing Company operations after an acquisition, and for financing the expansion and growth of the Company, including the possible acquisition of other companies. Any amounts borrowed will depend among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

ITEM 2  DESCRIPTION OF PROPERTY

Currently, we lease our office space on a rent free basis, which is located at the office of Mr. E.R. Bouwens at Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands; our telephone number is 011-31-793-630-129.

ITEM 3                      LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations.

On May 2004, Fred de Vries and Renato Mariani filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s Chief Executive Officer claiming fraud. The parties were seeking monies and benefits owed in connection with their employment agreements as well as other damages.

On March 19, 2007, the Company entered into a written Settlement and Release Agreement with DeVries and Mariani whereby in consideration of payment by the Company to DeVries and Mariani for the combined sum of $150,000.00, DeVries and Mariani agreed to accept said payment, and, upon receiving full payment from the Company, to release and discharge the Company and all its current and former principals, officers, agents, attorneys, employees, heirs, administrators, executors, successors or assigns, and/or representatives from any and all judgments, agreements, claims, demands, claims of action, known or unknown, which DeVries and/or Mariani may claim against the Company, including but not limited to the one million four hundred forty thousand ($1,440,000.00) U.S. dollars outstanding judgment in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s Chief Executive Officer claiming fraud.

The Company paid to DeVries and Mariani $75,000.00, and agreed to bank wire to DeVries and Mariani, on or before July 19, 2007, the remaining $75,000.00 of the total combined sum of $150,000.00. On July 19, 2007, the Company paid the remaining $75,000 to Mssrs. DeVries and Mariani releasing the Company and its agents from the judgment and all of the claims of Mssrs. DeVries and Mariani.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 22, 2007, the Company's board of directors and majority of its shareholders approved by means of a written resolution to effect a 1-for-2000 reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share, pursuant to which each two thousand (2000) shares of the Company’s issued and outstanding Common Stock would be combined and consolidated into one share of common stock and to authorize the board of directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of preferred stock from its authorized 5,000,000 shares of preferred stock. On January 28, 2008, the reverse stock split of the Company became effective.

On December 12, 2007, the Company's board of directors and majority of its shareholders approved a change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

PART II

ITEM 5               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board. As of December 31, 2007, our trading symbol was “SNWP”. Effective January 28, 2008, the Company’s trading symbol changed to “GENM.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. These prices represent the prices of the common stock of the Company prior to the 1-for-2000 reverse stock split which became effective on January 28, 2008.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	$0.95	$0.01
Second Quarter	$0.18	$0.0025
Third Quarter	$0.007	$0.0025
Fourth Quarter	$0.005	$0.0023

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	$0.009	$0.0011
Second Quarter	$0.002	$0.0008
Third Quarter	$0.003	$0.0009
Fourth Quarter	$0.001	$0.0002

FISCAL YEAR ENDING DECEMBER 31, 2008

First Quarter	$2.60(1)	$.05(1)

(1)
The prices of the common stock of the Company for the first quarter of the fiscal year ending December 31, 2008  reflect the price of our common stock after the Company’s 1-for-2000 reverse stock split, effective January 28,  2008.

As of April 10, 2008, there were 211,739 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on April 10, 2008, was $0.51 per share.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Debentures

GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd. On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd (hereafter, referred to as the “Investors”), to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company’s financial statements, exercise the outstanding warrants, and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of private placement agreements occurring in 2004, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of such 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

Media Finance en Suisse Holding GmbH. On March 31, 2006, the Company’s subsidiary Satellite Newspapers Suisse GmbH of Zug, Switzerland entered into a binding Secured Debenture Purchase Agreement whereby the Company sold $2,700,000 original principal amount of Series A Premium Secured Convertible Debenture (the “Debenture”) and its two subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV, to Media Finance en Suisse Holding GmbH, for a total aggregate consideration of Two Million Seven Hundred Thousand ($2,700,000) U.S. Dollars. The Debentures are in the principal amounts of two million seven hundred thousand ($2,700,000) US Dollars, bear interest at the annual rate of Eight (8%) Percent, and are convertible into the shares of common stock of the Company at the conversion rate of $0.005 per share or 50% of the market price if the stock trades below $0.005.

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into Class A Preferred Stock of the Company. The conversion rate of the debenture was $0.0015, being 50% of the closing stock price at June 28, 2006. On January 12, 2007, Media Finance en Suisse Holding GmbH converted the final $600,000 of its debentures into Class A Preferred Stock of the Company. The conversion rate used for this conversion was $0.00115, being 50% of the closing stock price at January 12, 2007. The Company issued shares of its preferred stock because authorized common stock was unavailable.

Notes

The Company has received advances from an individual related to the present Chief Executive Officer at various times for working capital and to fund required operating expenses. Such advances are unsecured and bear interest as the rate of 8% per year. The amount outstanding as of December 31, 2007 and December 31, 2006 aggregate $584,944 and $181,529, respectively.

Stock Options

On December 1, 2004, the Company granted options to purchase 24,309,000 shares of the Company's common stock to certain employees and key persons with an exercise price of $0.066 per share.  Such options vested immediately and will expire five years from the issuance date.  The options had a fair value of $244,692 based upon the Black-Scholes options pricing model.  The compensation associated with these options was expensed in 2004. As adjusted for the Company’s 1-for-2000 reverse stock split of January 28, 2008, the Company’s common stock options of December 1, 2004 equal 12,154 shares of the Company’s common stock with an exercise price of $132.00 per share. The Company has reserved 12,154 shares of its common stock pursuant to such options, and, at December 31, 2007, all such options were outstanding.

ITEM 6                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

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

Overview

On October 1, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company=s of Satellite, ceased operations. Such companies were unable to fund their ongoing operations and cover their expenses.  On January 23, 2007, such companies were declared bankrupt by the court in Zug, Switzerland.

On March 21, 2007, the Company executed a Memorandum Agreement with International Creative Property Belgium, N.V. and Andreas Yanakopoulos (“ICPB”), an operator and provider of elderly care services in Belgium. Under such Memorandum Agreement, the Company agreed to purchase from ICPB, subject to due diligence by all parties, all of the operations of ICPB including certain properties, land, and operations. On August 20, 2007, after conducting its due diligence, the Company rejected the March 21, 2007 Memorandum Agreement executed with ICPC.

The Company is currently seeking a potential business acquisition. The Company is currently negotiating an acquisition with GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the distribution of generic drugs. Genmed B.V. Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Romania, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed B.V. most popular product is Paracetamol (acetaminophen), a generic form of Tylenol. Genmed B.V. currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains, government agencies, and multi-national corporations.

The Company makes no assurances that its current negotiations with Genmed B.V. will result in an acquisition or result in continued operations for Company.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

Revenues. The Company did not have any sales or revenues during the fiscal years ended December 31, 2007 and December 31, 2006. The lack of sales is a result of the Company ceasing operations in 2006, and because the Company sought, but did not consummate, a business acquisition in 2007.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $244,008 during the fiscal year ended December 31, 2007 compared to $229,923 during the fiscal year ended December 31, 2006, an increase of 6.1%.

Operating Losses. As a result, the Company incurred a net operating loss of $244,008 during the fiscal year ended December 31, 2007 compared to a net operating loss of $229,923 during the fiscal year ended December 31, 2006, an increase of 6.1%.

Other Income (Expenses). The Company incurred net losses from interest expenses in the aggregate amount of $1,591 during the fiscal year ended 2006, compared to a foreign exchange loss of $61,273 and interest expense of $37,423 in the aggregate amount of $98,696 during the fiscal year ended December 31, 2007, an increase of 98%.

Net Loss from Continuing Operations. During the fiscal year ended December 31, 2007, the Company incurred a loss from continuing operations of $342,704, compared to a loss from continuing operations during the fiscal year ended December 31, 2006, of $231,514, an increase of 48%

Discontinued Operations. The Company incurred a gain from discontinued operations during the fiscal year ended December 31, 2007 of $2,754,671 compared to a loss from discontinued operations of $5,008,094 during the fiscal year ended December 31, 2006.

Net (Gain) Loss. The Company incurred a net gain of $2,411,967 during the fiscal year ended December 31, 2007, compared to a net loss of $5,239,608 during its fiscal year ended December 31, 2006.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues. The Company did not have any sales or revenues during the fiscal year ended December 31, 2006, but had net sales of $1,671,954 during fiscal year ended December 31, 2005.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $2,695,784 during the fiscal year ended December 31, 2005 compared to $229,923 during the fiscal year ended December 31, 2006, an decrease of 91.5%.

Operating Losses. The Company incurred a net operating loss of $229,923 during the fiscal year ended December 31, 2006 compared to a net operating loss of $2,326,829 during the fiscal year ended December 31, 2005, a decrease of 89.5%, due to the Company ceasing operations in 2006.

Other Income (Expenses). The Company incurred a net losse from interest expenses in the aggregate amount of $1,591 during the fiscal year nded 2006, compared to a foreign exchange loss of $46,583 and interest expense of $244,070 in the aggregate amount of $290,656 during the fiscal year ended December 31, 2005, a decrease of 99.4%.

Net Loss from Operations. During the fiscal year ended December 31, 2007, the Company incurred a loss from discontinued operations of $342,704, compared to a loss from discontinued operations during fiscal year ended December 31, 2006, of $231,514, an increase of 99.5%

Net Loss. The Company incurred a net loss of $2,617,485 during the fiscal year ended December 31, 2005, compared to a net loss of $5,239,608 during its fiscal year ended December 31, 2006, an increase in net loss of approximately 50%.

Liquidity and Capital Resources

At December 31, 2007, we had a working capital deficit of ($940,796). As a result of our working capital deficit, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital and are successful in seeking a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations. Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

The Company is currently seeking a potential business acquisition. The Company is currently negotiating an acquisition with GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the distribution of generic drugs. Genmed B.V. Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Romania, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed B.V. currently has distribution contracts with retail chains in The Netherlands and is seeking contracts with retail chains and government agencies and multi-national corporations. The Company makes no assurances that its current negotiations with Genmed B.V. will result in an acquisition or result in operations for Company.

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Cash Flows

Net cash used in operating activities was ($413,305) for the year ended December 31, 2007 and ($107,624) for the year ended December 31, 2006. This increase was primarily due to the unwinding of operations of the Company.

Net cash provided by financing activities was $403,415 and $181,429 for the year ended December 31, 2007 and 2006, respectively. The net cash provided by financing activities for the year ended December 31, 2007 consisted primarily of loans provided by an individual related to the Company’s Chief Executive Officer.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

GENMED HOLDING CORP. AND SUBSIDIARIES

SATELLITE NEWSPAPERS CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

CONTENTS	Page

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Deficit	F 5

Notes to Consolidated Financial Statements	F 6

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Genmed Holding Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Genmed Holding Corp. and subsidiaries (formerly Satellite Newspapers Corp.) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has an accumulated deficit of $14,915,235 since inception, has negative working capital and a stockholder’s deficit of $940,796, and has ceased operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 14, 2008

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$976	$1,334
Total Current Assets	976	1,334

Total Assets	$976	$1,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$85,600	$342,178
Accrued salaries and related expenses	232,214	83,660
Accrues expenses	39,014	1,591
Notes payable to related parties	584,944	181,529
Net liabilities of entities discontinued		3,293,868
Total Current Liabilities	941,772	3,902,826

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 2,179,533 and 1,657,533 Class A convertible preferred shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	2,180	1,658
Common stock authorized 500,000,000 shares, par value $0.001, issued and outstanding 211,739 shares at December 31, 2007 and December 31, 2006	212	212
Additional Paid-In Capital	13,972,047	13,372,569
Accumulated deficit	(14,915,235)	(17,327,202)
Accumulated other comprehensive income		51,271
Total Stockholders' Deficit	(940,796)	(3,901,492)

Total Liabilities and Stockholders' Deficit	$976	$1,334

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2007	2006
COSTS AND EXPENSES
Selling, General and Administrative	$244,008	$229,923
Total Costs and Expenses	244,008	229,923

NET OPERATING LOSS	(244,008)	(229,923)

OTHER EXPENSE:
Loss on foreign exchange	61,273
Interest Expense	37,423	1,591
	98,696	1,591

NET LOSS FROM CONTINUING OPERATIONS	$(342,704)	$(231,514)

DISCONTINUED OPERATIONS
Loss (Gain) from discontinued operations (less applicable income taxes of 0)	(3,543,407)	5,608,715
Loss (Gain) from the disposal of discontinued operations (less applicable income taxes of 0)	788,736	(600,621)
Loss (gain) from discontinued operations	(2,754,671)	5,008,094

NET GAIN (LOSS)	$2,411,967	$(5,239,608)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Loss from continuing operations	$(1.62)	$(1.09)
Income (Loss) from discontinued operations	13.01	(23.65)
Net Income (Loss) per Common Share	$11.39	$(24.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	211,739	211,739

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net Loss	$(342,704)	$(231,514)

Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Increase (Decrease) in accounts payable	(256,578)	38,639
Increase in accrued expenses	37,423	1,591
Increase in salaries and related expenses	148,554	83,660
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(413,305)	(107,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties	403,415	181,429
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	403,415	181,429

Discontinued operations
Net income (Loss)	2,754,671	(5,008,094)
Stock based compensation		300,000
Decrease in net liabilities of entities discontinued	(2,693,868)	4,693,788
NET CASH USED IN DISCONTINUING OPERATIONS	60,803	(14,306)

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(51,271)	(95,674)
(DECREASE) INCREASE IN CASH	(358)	(36,175)
CASH, BEGINNING OF PERIOD	1,334	37,509
CASH, END OF PERIOD	$976	$1,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
None

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for manufacturing consulting on kiosks		$300,000
Conversation of related party debt to preferred stock	$600,000	2,100,000
Investment in company by Media Finance in Swiss		1,621,383

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2007

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2005	257,533	$258	210,239	$210	$9,352,588	$(12,087,594)	$146,945	$(2,587,593)
Investment of Media en Suisse in Company					1,621,383			1,621,383
Conversation of Convertible Subordinated
Debentures	1,400,000	1,400			2,098,600			2,100,000
Issuance of common stock for services
rendered			1,500	2	299,998			300,000
Adjustment from exchange rate changes							(95,674)	(95,674)
Net loss for the year ended December 31,
2006						(5,239,608)		(5,239,608)
Balance, December 31, 2006	1,657,533	1,658	211,739	212	13,372,569	(17,327,202)	51,271	(3,901,492)
Conversation of Convertible Subordinated
Debentures	522,000	522			599,478			600,000
Adjustment from exchange rate changes							(51,271)	(51,271)
Net income for the year ended December 31,
2007						2,411,967		2,411,967

Balance, December 31, 2007	2,179,533	$2,180	211,739	$212	$13,972,047	$(14,915,235)		$(940,796)

 See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(Formerly Satellite Newspapers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A -  THE COMPANY AND NATURE OF BUSINESS

Nature of Business

Genmed Holding Corp. (formerly Satellite Newspapers Corp.), (“Company”) through its wholly owned subsidiary, Satellite Newspapers en Suisse GMBH (“Suisse”), was providing newspaper publishers access to an advanced methodology of distribution for national, international and local newspapers.  On October 1, 2006, the Company ceased operating since it was not able to finance its daily operations. On January 23, 2007, a creditor of Suisse filed an involuntary bankruptcy petition for Suisse with the court in Zug, Switzerland.  With the bankruptcy of Suisse, the Company no longer has any operating activities.

Suisse had two wholly owned companies in the Netherlands, Satellite Newspapers Content B.V. (incorporated on May 24, 2001) which negotiated agreements with the newspaper publishers and Satellite Newspapers Trading, B.V. (incorporated on May 17, 2001) which marketed and sold vending units known as Kiosks which were used to distribute the digitized newspapers.

On March 31, 2006, the Company's subsidiary, Suisse, sold its two subsidiaries in The Netherlands, the technology rights and certain inter-company debt to Media Finance en Suisse Holding GMBH (“Holding”) for a $2,700,000 convertible debenture bearing interest at 8%.  The convertible debenture is convertible into the Company's common stock.  Holding is a Variable Interest Entity. Holding transferred the companies to a private individual.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $14,915,235 since inception, has negative working capital of $940,796 and an accumulated stockholder's deficit of $940,796, and has ceased operations.  Management's plans include the attendance to the bankruptcy proceedings of its former Swiss operations, seeking potential merger candidates and the raising of capital through the equity markets for working capital and acquisitions.  Failure to achieve these objectives will result in the Company formerly going out of business.

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

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The Company considered the Swiss Franc to be its functional currency.  Assets and liabilities were translated into US dollars at the year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive loss, a separate component of stockholders' deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2007 or 2006.

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

GENMED HOLDING CORP. AND SUBSIDIARIES
(Formerly Satellite Newspapers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements.  Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders' deficit, in the balance sheet.

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

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

Revenue Recognition

For the year 2007, the Company had no revenues. The Company's policy prior to discontinuing operations was to recognize revenue at the time a transaction is completed at a local interactive vending unit (Kiosk) located at various sites around the world.  To manage this global network, the Company has divided the network into eight distinct regions with the intent to issue each regional distributor rights to market and sell the Company's product.  Each distribution agreement requires a defined monthly minimum fee.  To the extent that revenues generated within the region exceed the minimum, no minimum fee would be required and the Company, based upon internally generated settlement reports, would compensate the distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES
(Formerly Satellite Newspapers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In June 2007 the FASB ratified Emerging Issues Task Force (ËITF”) No.07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expenses when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF No. 07-3 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for determining whether certain entities should be consolidated in the Company's consolidated financial statements.  An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

The Company has concluded that the entity, Media Finance en Suisse Holding GMBH (“Media Finance”) was deemed to be VIE under FIN 46 and accordingly it has been consolidated in the accompanying financial statements of 2006. In March 2007, it filed an involuntary bankruptcy with the court of Zug, Switzerland and for 2007; it was considered a discontinued operation.

GENMED HOLDING CORP. AND SUBSIDIARIES
(Formerly Satellite Newspapers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D - NOTES PAYABLE TO RELATED PARTIES

The Company has received advances from an individual related from the present Chief Executive Officer at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2007 and 2006 aggregate $584,944 and $181,529 respectively.

NOTE E - 8% CONVERTIBLE DEBENTURE

On March 31, 2006, Media Finance en Suisse Holding GMBH, the Variable Interest Entity, purchased from Satellite Newspapers Suisse GMBH the technology rights, two Dutch subsidiaries, and $700,000 of inter-company debts for $2,700,000 in the form of an 8% convertible debenture.  The debentures are convertible into the Company's Common Stock at the rate of $0.005 per share.  On June 28, 2006, $2,100,000 of the debentures were converted into Company Preferred Stock because of the unavailable authorized Common Stock. On January 12, 2007, the remaining $600,000 of the convertible debt was converted into 521,739 shares of the Company Preferred Stock.

NOTE F -  INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, is net operating loss carry forwards. At December 31, 2007, these differences resulted in a deferred tax asset of approximately $920,000 SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, he Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2007.

The Company's net operating loss carry forwards amounted to approximately $3,100,000 at December 31, 2007, which will expire through 2027.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”(FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flow at December 31, 2006 and for the year then ended, as a result of implementing FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

NOTE G -  STOCKHOLDERS' DEFICIT

In January 2006, the Company issued 3,000,000 shares for a manufacturing consulting contract to produce newspaper finishers for bulk printing.  The shares were valued at 200.00 per share, the value of the contract.  Accordingly, stock based compensation was recorded in the amount of $300,000.

On June 28, 2006, the holder of the 8% convertible debenture converted $2,100,000 of the debentures to Preferred Stock.   In this connection, the Company issued 1,400,000 shares of its Preferred Stock because authorized common stock was unavailable.

On January 12, 2007, the holder of the 8% convertible debenture converted the remaining $600,000 of the debentures to Preferred Stock. In this connection, the Company issued 521,739 shares of its Preferred Stock because authorized common stock was unavailable.

On October 22, 2007, the Board of Directors of the Company approved a reverse stock split of 2000 to 1. Accordingly, all shares and per share amounts have been retroactively restated to reflect the reverse stock split.

GENMED HOLDING CORP. AND SUBSIDIARIES
(Formerly Satellite Newspapers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Stock Options

On December 1, 2004, the Company granted options to purchase 12,154 shares of the company's common stock to consultants with an exercise price of $132 per share.  These options vested immediately and will expire five years from issuance date.  The options issued to consultants had a fair value of $244,692 based upon the Black-Scholes options pricing model.  The compensation associated with these options was expensed in 2004.

Transactions involving options are summarized as follows:

Balance December 31, 2005	12.154	$132,00
Options granted in 2006
Options exercised in 2006
Balance December 31, 2006	12.154	$132,00
Options granted in 2007
Options exercised in 2007
Balance December 31, 2007	12.154	$132,00

Pro forma information regarding net loss and net loss per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for the year ended December 31, 2004 as follows:

Assumptions

Risk-free rate	3.46%
Dividend yield	N/A
Volatility factor of the expected market price of the Company's Common Stock	.10%
Average Life	1 year
Interest Rate	3.46%

Information concerning stock options outstanding at December 31, 2007 is as follows:

Exercise Price	Number Outstanding	Contractual Life	Remaining Number Exercisable
$132,00	12.154	5 years	12.154

Reserved Shares

At December 31, 2007, the Company has reserved 12,154 shares of its common stock under existing option agreements.

NOTE H -  EMPLOYMENT CONTRACT

On October 1, 2006, the President and Chief Executive Officer entered into a 1 year employment contract with the Company which is renewable for additional 1 year terms.  The agreement calls for an annual salary of $140,000 and a bonus equivalent to 5% of the Company's annual profit.

On  October 1, 2006, the Chief Financial Officer entered into a 1 year employment contract with the Company which is renewable for additional 1 year terms.  The agreement calls for an annual salary of $60,000 per year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

ITEM 8A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have reviewed our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. The Certifying Officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and/or material weaknesses.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate "internal control over financial reporting" of the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In connection with this evaluation, Company management did not identify any material deficiencies. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Not applicable

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position
Roy P. Piceni	40	12/2003	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	36	1/2004	Chief Financial Officer, President

Mr. Roy P. Piceni - Chief Executive Officer, Chairman of the Board of Directors. Mr. Piceni served as Chief Executive Officer of the Company from December 19, 2003 until December 5, 2005. Between December 5, and May 19, 2006, the Company's Chief Executive Officer was Ms. Jerri Palmer. After the resignation of Ms. Palmer, Mr. Piceni became the Chief Executive Officer of the Company. Prior to joining our Company, Mr. Piceni was the founder of Satellite Newspapers Worldwide and has been its Chief Executive Officer since 2000. From 1995 to 2000, Mr. Piceni was employed with Eurostar as its Chief Executive Officer.

Mr. Randy Hibma - Chief Financial Officer, President. From 2004 to the present, Mr. Hibma has been employed with the Company, and has served as Chief Financial Officer since May 23, 2005. From 2000 to 2003, Mr. Hibma served as Financial Controller of the Satellite Newspapers group of companies and affiliated companies. Prior to joining the Company, Mr. Hibma was manager of the Nostro department at Banque Parisbas Bank and manager at the Foreign Payment Department of ABN AMRO Bank.

Audit Committee

The Board of Directors does not have a Compensation, Audit, or Nominating Committee. The usual functions of such committees are performed by the entire Board of Directors. The Board of Directors has determined that at present we do not have an audit committee independent financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Code of Ethics

In 2005, the Company adopted a “Code of Ethics” that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, and persons performing similar such functions.

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

Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports by such dates during fiscal year ended December 31, 2007. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders, except that the Company’s Chief Executive Officer has not filed a Form 3, Form 4, or Schedule 13(D) statement of beneficial ownership with the United States Securities and Exchange Commission.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table provides summary information for the years 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the Chief Executive Officer and the only other employee(s) to receive compensation in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Roy Piceni	2007	$144,000	$0	$0	$0	$144,000
Chief Executive Officer	2006	$144,000	$0	$0	$0	$144,000

Randy Hibma	2007	$60,000	$0	$0	$0	$60,000
Chief Financial Officer	2006	$60,000	$0	$0	$0	$60,000

Employment Contracts

The Company has entered into an employment agreement with Mr. Piceni, the Company’s Chief Executive Officer and with Mr. Hibma, the Company’s Chief Financial Officer. The employment agreement between Mr. Piceni commenced October 1, 2006. The agreement provides for a monthly salary of $12,000 per month plus reasonable travel expenses. The employment agreement between Mr. Hibma commenced October 1, 2006 and provides for a monthly salary of $5,000 per month plus reasonable travel expenses.

Option Contracts

On December 1, 2004, the Company granted options to purchase 24,309,000 shares of the Company's common stock to certain employees and key persons with an exercise price of $0.066 per share.  Such options vested immediately and will expire five years from the issuance date. The compensation associated with these options was expensed in 2004. The Company’s current Chief Executive Officer and Chief Financial Officer were recipients of options to purchase common stock of the Company in such stock option plan .

Adjusted for the Company’s 1-for-2000 reverse stock split of January 28, 2008, the Company’s aggregate common stock options of December 1, 2004 equal 12,154 shares of the Company’s common stock with an exercise price of $132.00 per share. Adjusted for the Company’s 1-for-2000 reverse stock split of January 28, 2008, Mr. Piceni has options to purchase 2,737 shares, and Mr. Hibma has options to purchase 1,051 shares of the Company’s common stock. The ollowing table shows Mr. Pacini and Mr. Hibma's stock options.

Name	Number of Shares	Option Price
Roy P. Piceni	2,737	$132
Randy Hibma	1,051	$132

Family Relationships

Randy Hibma, Chief Financial Officer of the Company, is a first cousin of Mr. Roy P. Piceni, the Company’s Chief Executive Officer. Currently there are no other family relationships among the Company’s directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, as adjusted for the Company’s 1-for-2000 reverse stock split in January 2008. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Roy Piceni* Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	119,272	(1)(2)	55.6%

Common Stock	Randy Hibma* Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	1,051	(1)(3)	0.5%

Common Stock	Officers and Directors as a group (two persons)	120,323		56.1%

* Executive officer and/or director.

(1)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares  indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of  any shares, which such person has the right to acquire within 60 days as of December 31, 2007. For purposes of  computing the percentage of outstanding shares held by each person or group of persons named above on  December 31, 2007 any security which such person or group of persons has the right to acquire within 60 days  after such date is  deemed to be outstanding for the purpose of computing the percentage ownership for such  person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of  any other person. The number of shares reflect the Company’s 1-for-2000 reverse stock split.

(2)
Includes 116,535 shares of common stock of the Company held directly by Mr. Piceni, 2737 shares of common stock that Mr. Piceni has an option to acquire at $132 per share on or before December 2009, but excludes 2180 shares of preferred stock that is convertible into common stock.

(3)	Represents shares of common stock of the Company that Mr. Hibma has an option to acquire at $132 per share on or before December 2009.

As adjusted for the Company’s 1-for-2000 reverse stock split, as of December 31, 2007, the Company had 211,739 shares of common stock issued and outstanding, and 2180 shares of preferred stock issued and outstanding.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd. On November 21, 2005, the Company entered into an agreement with GCH Capital, Ltd., Palisades Capital, LLC, and Dojo Investments, Ltd (hereafter, referred to as the “Investors”), to convert $380,000 of 5% convertible subordinated debentures currently outstanding on the Company’s financial statements, exercise the outstanding warrants, and waive all reset, price protection and anti-dilution rights. The Investors purchased the convertible subordinated debentures and warrants, as well as all related anti-dilution and reset rights related thereto, from the original investors that were part of private placement agreements occurring in 2004, and obtained signed releases from the original investors to release the Company from any remaining anti-dilution provisions and reset provisions which were part of such 2004 private placement agreements. In consideration for the conversion of the convertible subordinated debentures, exercise of the warrants and the renegotiation of the anti-dilution and reset provisions, the Company agreed to issue 49,500,000 shares of its common stock to the Investors.

Media Finance en Suisse Holding GmbH. On March 31, 2006, the Company’s subsidiary Satellite Newspapers Suisse GmbH of Zug, Switzerland entered into a binding Secured Debenture Purchase Agreement whereby the Company sold $2,700,000 original principal amount of Series A Premium Secured Convertible Debenture (the “Debenture”) and its two subsidiaries Satellite Newspapers Content BV and Satellite Newspapers Trading BV, to Media Finance en Suisse Holding GmbH, for a total aggregate consideration of Two Million Seven Hundred Thousand ($2,700,000) U.S. Dollars. The Debentures are in the principal amounts of two million seven hundred thousand ($2,700,000) US Dollars, bear interest at the annual rate of Eight (8%) Percent, and are convertible into the shares of common stock of the Company at the conversion rate of $0.005 per share or 50% of the market price if the stock trades below $0.005.

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into Class A Preferred Stock of the Company. The conversion rate of the debenture was $0.0015, being 50% of the closing stock price at June 28, 2006. On January 12, 2007, Media Finance en Suisse Holding GmbH converted the final $600,000 of its debentures into Class A Preferred Stock of the Company. The conversion rate used for this conversion was $0.00115, being 50% of the closing stock price at January 12, 2007. The Company issued shares of its preferred stock because authorized common stock was unavailable.

Note. The Company has received advances from an individual related to the present Chief Executive Officer as various times for working capital and to fund required operating expenses. Such advances are unsecured and bear interest as the rate of 8% per year. The amount outstanding as of December 31, 2007 and December 31, 2006 aggregate $584,944 and $181,529, respectively.

ITEM 13.	EXHIBITS

(a)           Exhibits:

Exhibit Number	Document Description
3(i)
Corporate Charter of Beck & Co. as filed with the Nevada Secretary of State on April 6, 1998, incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

3.1	Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on March 31, 2000, changing the authorized number of shares of the Company.

3.2	Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on September 11, 2000, changing the name of the Company.

3.3	Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on September 12, 2000,

3.4
Amendment to the Company’s Articles of Incorporation whereby the authorized number of shares of the Company’s common stock increased from 200,000,000 to 500,000,000, incorporated by reference herein from Exhibit 3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and as filed with the Nevada Secretary of State on August 23, 2004.

3.5
Amendment to the Company’s Articles of Incorporation whereby the Company changed its corporate name, incorporated by reference herein from Exhibit 3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.

3(ii)	Bylaws of Beck & Co., incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 1999.

3.6	Amendment to the Company’s Articles of Incorporation whereby the Company changed its corporate name, as filed with the Nevada Secretary of State on December 12, 2007

10.1
Settlement Agreement between the Company and Mssrs. Fred De Vries and Renato Mariani, incorporated by reference herein from Exhibit 10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2007, File No. 07721776.

10.2	Employment Contract between the Company and Roy Piceni.

10.3	Employment Contract between the Company and Randy Hibma.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2007	FISCAL YEAR 2006
Meyler & Company, LLC

(i), (ii) Audit Related Fees	$39,050	$51,600

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2007	FISCAL YEAR 2006
Meyler & Company, LLC	$39,050	$51,600

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENMED HOLDING CORP.

Dated: April 15, 2008	/s/ Roy Piceni
Roy Piceni, Chief Executive Officer and Chairman of the Board of Directors

Dated: April 15, 2008	/s/ Randy Hibma
Chief Financial Officer and President