Form 10QSB
period 2008-03-31
Genmed Holding Corp
filed 2008-05-20
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 000-26607

GENMED HOLDING CORP.

Exact name of small business issuer as specified in its charter

NEVADA	88-0390828
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

Rontgenlaan 27, 2719 DX
Zoetermeer, The Netherlands

(Address of principal executive offices)

011-31-793-630-129

Issuer's telephone number

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 125,631,000 shares of common stock as of May 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS		(audited)

CURRENT ASSETS
Cash	$943	$976
Total Current Assets	943	976

Total Assets	$943	$976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$86,615	$85,600
Accrued salaries and related expenses	282,855	232,214
Accrues expenses	50,654	39,014
Notes payable to related parties	603,122	584,944
Net liabilities of entities discontinued
Total Current Liabilities	1,023,246	941,772

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 2,179,533 and 1,657,533 Class A convertible preferred shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,180	2,180
Common stock authorized 500,000,000 shares, par value $0.001, issued and outstanding 211,739 shares at March 31, 2008 and December 31, 2007	212	212
Additional Paid-In Capital	13,972,047	13,972,047
Accumulated deficit	(14,996,742)	(14,915,235)
Accumulated other comprehensive income
Total Stockholders' Deficit	(1,022,303)	(940,796)

Total Liabilities and Stockholders' Deficit	$943	$976

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2008		2007

COST AND EXPENSES
Selling, General and Administrative		$69,866		$8,798
Total Costs and Expenses		69,866		8,798

NET OPERATING LOSS		(69,866)		(8,798)

OTHER INCOME (EXPENSE)
Loss on foreign exchange
Interest Expense		11,641		3,491
		11,641		3,491

NET LOSS FROM CONTINUING OPERATIONS		$(81,507)		$(12,289)

DISCONTINUED OPERATIONS
Loss (Gain) from discontinued operations (less applicable income taxes of 0)				(3,543,407)
Loss (Gain) from the disposal of discontinued operations (less applicable income taxes of 0)				788,736
Loss (gain) from discontinued operations		-		(2,754,671)

NET GAIN (LOSS)		$(81,507)		$2,742,382

NET GAIN (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Loss from continuing operations		$(2.60)		$(17.23)
Loss from discontinued operations		2.60-		0.08
Net Loss per Common Share	$		$

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		211,739		211,739

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net Gain (loss)	$(81,507)	$(12,289)

Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Increase (Decrease) in accounts payable	1,015
Increase in accrued expenses	11,640	3,491
Increase in salaries and related expenses	50,641
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(18,211)	(8,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties	18,178
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES	18,178	-

Discontinuing operations
Net income (Loss)		2,754,671
Decrease in net liabilities of entities discontinued		(3,294,861)
NET CASH USED IN DISCONTINUING OPERATIONS	-	(540,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of Common Stock		600,000
NET CASH PROVIDED IN INVESTING ACTIVITIES	-	600,000

EFFECT OF EXCHANGE RATE
CHANGES ON CASH		(51,271)
(DECREASE) INCREASE IN CASH	(33)	(259)
CASH, BEGINNING OF PERIOD	976	1,334
CASH, END OF PERIOD	$943	$1,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
None

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for manufacturing consulting on kiosks
Conversation of related party debt to preferred stock		$600,000
Investment in company by Media Finance in Swiss

See accompanying notes to financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $14,996,742 and, has a negative working capital, and a stockholders' deficit. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company is successful in merging with another company and does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 SUBSEQUENT EVENTS

General Release and Settlement Agreement
On April 17, 2008, the Company entered into a General Release and Settlement Agreement (the "General Release Agreement") with Total Look, B.V. (“Total Look”), London Finance Group, Ltd., a California corporation (“LFG”), Dojo Enterprises, LLC, a Nevada limited liability company (“Dojo”), Hyperion Fund, L.P., a Colorado limited partnership (“Hyperion”), The Palisades Capital, LLC 401(k) Profit Sharing Trust (“Palisades”), The Morpheus 2005 Trust dated December 1, 2005 (“Morpheus”), Burton Partners, LLC (“Burton”), Picasso, LLC (“Picasso”) and Glacier, LLC (“Glacier,” and, together with Total Look, LFG, Dojo, Hyperion, Palisades, Morpheus, Burton and Picasso, the “Preferred Shareholders”) to settle all accounts and disputes between the parties and to avoid the expense and delay of litigation.

Pursuant to the General Release Agreement, the Company issued to the Preferred Shareholders 75,000,000 shares of its restricted common stock, and 39,000,000 warrants to purchase shares of common stock of the Company at a purchase price of $0.10 per share. Such shares of common stock of the Company and warrants to purchase shares of common stock of the Company were issued as follows:

Shareholder	Common Stock	Warrants to Purchase Shares of Common Stock
Total Look	49,500,000 shares	26,250,000 shares
London Finance Group, Ltd.	3,060,000 shares	1,530,000 shares
Dojo Enterprises, Ltd.	2,040,000 shares	1,020,000 shares
Hyperion Fund, L.P.	2,720,000 shares	1,360,000 shares
Palisades	2,720,000 shares	1,360,000 shares
Morpheus	2,720,000 shares	1,360,000 shares
Burton Partners, LLC	4,080,000 shares	2,040,000 shares
Picasso, LLC	4,080,000 shares	2,040,000 shares
Glacier, LLC	4,080,000 shares	2,040,000 shares

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

The Preferred Shareholders collectively own 2,179,533 shares of Class A Convertible Preferred Stock of the Company, which equals 100% of the outstanding preferred shares of stock of the Company. Pursuant to the General Release Agreement, all of the outstanding preferred shares of the Company will be cancelled upon the issue of the common stock and warrants described herein to the Preferred Shareholders.

Stock Exchange Agreement
On April 17, 2008, Genmed Holding Corp. ("Genmed," or the “Company”) entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV (“MNH,” and collectively with de Metz, Blijlevens and Bouwens, the “Shareholders”). The Shareholders were holders of 100% of the outstanding capital stock of Genmed BV (“GMBV”), a company organized in The Netherlands.

Pursuant to the Stock Exchange Agreement, Genmed agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of GMBV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and warrants to purchase 24,000,000 shares of restricted common stock of GenMed at an exercise price of $0.10 per share.

All of the securities of Genmed are restricted shares, and shall bear appropriate restrictive legends. The securities of Genmed were issued as follows:

	Common Stock	Warrants to Purchase Shares of Common Stock
Erwin R. Bouwens	30,000,000 shares	15,000,000 shares
Medical Network Holding BV	6,000,000 shares	3,000,000 shares
Joost de Metz	6,000,000 shares	3,000,000 shares
Willem Blijleven	6,000,000 shares	3,000,000 shares
	48,000,000 shares	24,000,000 shares

Reverse Split
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

Change of Name
On December 12, 2007, the Company's board of directors and majority of its shareholders approved a change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

Change in Management
Mr. Roy Piceni resigned from his position as Chief Executive Officer and director of Genmed Holding Corp. (the “Company”) on April 17, 2008.

The Board of Directors appointed Mr. Erwin R. Bouwens as the Chief Executive Officer, President, and director of the Company on April 17, 2008. Mr. Randy Hibma, who has served as the Company’s Chief Financial Officer since 2004, will remain as the Company’s Chief Financial Officer and was appointed to serve as Vice President and Secretary of the Company on April 17, 2008.

Consulting Agreements
On April 17, 2008, the Company, entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and in securing valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London will receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and 2,400,000 shares of restricted common stock of the Company as compensation for its consulting services.

Also on April 17, 2008, the Company entered into a Consulting Agreement with Total Look B.V. (“Total Look”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Look will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended December 31, 2007 and 2006.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we") for the three-month period ended March 31, 2008.

During the period ended March 31, 2008, the Company had no operations and was engaged in seeking a potential business acquisition. At March 31, 2008, the Company was negotiating a possible acquisition with GenMed BV (“Genmed BV”), a company organized in The Netherlands and which is engaged in the distribution of generic drugs.

Subsequent to the period ended March 31, 2008, on April 17, 2008, the Company entered into a Stock Exchange Agreement whereby the Company acquired 100% of the outstanding capital stock of Genmed BV. As a result of such Stock Exchange Agreement, the Company is now engaged in the distribution of generic drugs through its wholly owned subsidiary, Genmed BV.

Genmed BV maintains a network of manufacturing and distribution relationships in The Netherlands, Romania, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed BV’s most popular product is Paracetamol (acetaminophen), a generic form of Tylenol sold under the brand name “Parol.”

Genmed BV currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains, government agencies, and multi-national corporations.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 794.1% to $69,866 during the three month period ended March 31, 2008 as compared to $8,798 for the comparable period in 2007. The increase was due primarily to the discontinuing of operations of the Company’s Partner Swiss subsidiarys.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $69,866 for the period ended March 31, 2008, as compared with $8,798 for the period ended March 31, 2007.

Loss on Foreign Exchange and Interest Expense. The Company incurred no loss on foreign exchange in during the period ended March 31, 2008, or the period ended March 31, 2007. The Company incurred interest expenses of $11,641 during the period ended March 31, 2008, as compared to $3,491 during the comparable period in 2007; an increase of 333.5%. The increase in interest expense was due primarily to the interest bearing advances which the Company received during 2007 for operational expenses.

Net Loss from Continuing Operations. For the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, the Company had a net loss from continuing operations of $81,507 and $12,289, respectively, an increase of approximately 663.3%. This increase was mainly due to the aforementioned increases in selling, general, and administrative expenses and the increase in interest expenses.

Discontinued Operations. The Company incurred a gain from discontinued operations during the period ended March 31, 2007, of $2,754,671. The Company had no discontinued operations during the period ended March 31, 2008, and incurred no loss or gain from discontinued operations from such period.

Net Gain (Loss). The Company incurred a net loss of $81,507 during the period ended March 31, 2008, as compared with a net gain of $2,742,382 for the period ended March 31, 2007. The decrease in net gain was due primarily to the Company’s gain from discontinued operations during the period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008, the Company had $943 of assets. No cash was used in operating activities during the three months ended March 31, 2008.

The Company's working capital deficit was $1,022,303 at March 31, 2008, compared to a working capital deficit of $610,301 at March 31, 2007.

At March 31, 2008, the Company had no operations and was in negotiations to acquire Genmed BV. The Company had no revenues during the three months ended March 31, 2008 and March 31, 2007.

As of March 31, 2008, the Company was relying on its corporate officers, directors, and outside investors for the funding needed to seek a potential acquisition. Subsequent to the acquisition of Genmed BV by the Company on April 17, 2008, the Company must rely on corporate officers, directors, and outside investors in order to meet its budget for the implementation of its business plan. The Company’s management is currently looking for the capital to complete our corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to the successful execution of its business plan or whether it will have sufficient capital to fund typical operating expenses.

If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its generic drug distribution business or to continue as a going concern.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to March 31, 2008 (the “Evaluation Date”). Based upon such evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relative to the Company which is required to be disclosed in our periodic filings.

The Certifying Officers have indicated that there were no significant changes in the Company’s internal controls, or other factors, that could significantly affect such controls subsequent to the Evaluation Date, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

Subsequent to the quarter ended March 31, 2008, the Company entered into a Stock Exchange Agreement whereby the Company acquired 100% of the outstanding capital stock of Genmed BV, a company organized in The Netherlands, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and warrants to purchase 24,000,000 shares of restricted common stock of GenMed at an exercise price of $0.10 per share.

Subsequent to the quarter ended March 31, 2008, the Company also entered into a General Release and Settlement Agreement with certain entities whereby the Company issued 75,000,000 shares of its restricted common stock, and issued warrants to purchase 39,000,000 shares of common stock of the Company, to such entities in order to settle all accounts and disputes between the Company and such entities.

Subsequent to the quarter ended March 31, 2008, the Company entered into a consulting agreement with London Finance Group, Ltd., and also entered into a consulting agreement with Total Look BV.

Subsequent to the quarter ended March 31, 2008, Mr. Roy Piceni, resigned as the Company’s Chief Executive Officer, and Mr. Erwin R. Bouwens was appointed as Chief Executive Officer, President, and director of the Company, effective April 17, 2008.

The aforementioned Stock Exchange Agreement, the General Release and Settlement Agreement, the two consulting agreements, and the resignation of Mr. Piceni and appointment of Mr. Bouwens are described in the Company’s Form 8-K Current Report filed on May 2, 2008, which are incorporated herein by reference.

Item 6 Exhibits

Exhibit 3.1
Amendment to the Company’s Articles of Incorporation whereby the Company changed its corporate name to Genmed Holding Corp., as filed with the Nevada Secretary of State on December 12, 2007, incorporated herein by reference to Exhibit 3.6 to the Form 10-KSB of the Company filed on April 15, 2008.

Exhibit 10.1
Stock Exchange Agreement between the Company and Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV dated April 17, 2008, incorporated herein by reference to Exhibit 9.2 to the Form 8-K of the Company filed on May 2, 2008.

Exhibit 10.2	General Release and Settlement Agreement, incorporated herein by reference to Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

Exhibit 10.3	Consulting Agreement between the Company and London Finance Group, Ltd.,, incorporated herein by reference to Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

Exhibit 10.4	Consulting Agreement between the Company and Total Look BV, incorporated herein by reference to Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

Exhibit 10.5	Warrant issued to Mr. Wilem Blijlevens, dated April 17, 2008.

Exhibit 10.6	Warrant issued to Mr. Erwin R. Bouwens, dated April 17, 2008.

Exhibit 10.7	Warrant issued to Mr. Joost deMetz, dated April 17, 2008.

Exhibit 10.8	Warrant issued to Medical Network Holdings, BV, dated April 17, 2008.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary