Form 10-Q
period 2008-06-30
Genmed Holding Corp
filed 2008-09-19
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 000-26607

GENMED HOLDING CORP.

Exact name of registrant as specified in its charter

NEVADA	88-0390828
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

Rontgenlaan 27, 2719 DX
Zoetermeer, The Netherlands

(Address of principal executive offices)

011-31-793-630-129

Registrant's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 125,631,000 shares of common stock as of September 18, 2008.

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash	2,866	976
VAT Receivable	2,180
Prepaid Consultancy Fees	1,122,000
Total Current Assets	$1,127,046	$976

EQUIPMENT	18,407

OTHER ASSETS
Medical Registration Rights	14,600,000

Total Assets	$15,745,453	$976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$138,078	$85,600
Accrued Salaries and related expenses	299,599	232,214
Accrued Expenses	247,657	39,014
Loans Payable to related parties	633,614	584,944
Total Current Liabilities	1,318,948	941,772

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 authorized 500,000,000 shares, 1,657,533 Class A convertible preferred shares issued and outstanding at December 31, 2007.		2,180
Common stock authorized 500,000,000 shares, par value $0.001 issued and outstanding 125,611,739 and 211,739 shares at June 30, 2008 and December 31, 2007, respectively	125,612	212
Additional Paid-In Capital	39,552,828	13,972,047
Accumulated deficit	(25,250,454)	(14,915,235)
Accumulated other comprehensive loss	(1,481)
Total Stockholders' Equity (Deficit)	14,426,505	(940,796)

Total Liabilities and Stockholders' Equity (Deficit)	$15,745,453	$976

See accompanying notes to financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net loss	$(10,335,219)	$(121,416)

Amortization of prepaid consulting fees	102,000
Impairment of Goodwill	9,863,647
Adjustments to reconcile net gain/(loss) to cash flows used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	15,334
Accounts payable	46,325
Accrued expenses	208,643	10,013
Accrued salaries and related expenses	67,385
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(31,885)	(111,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of equipment	(18,407)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(18,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	4,993
Advances from notes payable to related parties	48,670
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES	53,663

DISCONTINUING OPERATIONS
Net income		2,754,671
Decrease in net liabilities of entities discontinued		(2,592,289)
NET CASH USED IN DISCONTINUING OPERATIONS		162,382

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(1,481)	(51,271)
INCREASE (DECREASE) IN CASH	1,890	(292)

CASH, BEGINNING OF PERIOD	976	1,334
CASH, END OF PERIOD	$2,866	$1,042

SUPPLEMENTAL INFORMATION
Non cash activities:
Issuance of Common Stock for acquisition	24,480,000
Assets assumed in acquisition:
Cash	4,993
Receivable	17,513
Liabilities assumed	(6,153)

Issuance of Common Stock for consulting agreement	1,224,000

GENMED HOLDING CORP. AND SUBSIDIARIES
(FORMERLY SATELLITE NEWSPAPERS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

COSTS AND EXPENSES
Selling, General and Administrative	$353,455	$102,604	$423,321	$111,402
Research & Development	24,607		24,607
Impairment of Goodwill	9,863,647		9,863,647
Total Costs and Expenses	10,241,709	102,604	10,311,575	111,402

NET OPERATING LOSS	(10,241,709)	(102,604)	(10,311,575)	(111,402)

OTHER EXPENSE
Interest Expense	(12,003)	(6,523)	(23,644)	(10,014)
	(12,003)	(6,523)	(23,644)	(10,014)

NET LOSS FROM CONTINUING OPERATIONS	$(10,253,712)	$(109,127)	$(10,335,219)	$(121,416)

DISCONTINUED OPERATIONS
Loss from discontinued operations (less applicable income taxes of 0)				(788,736)
Gain from disposal of discontinued operations (less applicable income taxes of 0)				3,543,407
Loss (gain) from discontinued operations	-	-	-	2,754,671

NET GAIN (LOSS)	$(10,253,712)	$(109,127)	$(10,335,219)	$2,633,255

NET GAIN (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Continuing Operations			$(0.20)
Discontinuing Operations				$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			51,198,552	423,477,518

See accompanying notes to financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficite of $25,250,454 and, has negative working capital, of $191,902. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	GENERAL

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

Pursuant to the General Release Agreement, the Company issued to the Preferred Shareholders 75,000,000 shares of its restricted common stock, and 39,000,000 warrants to the Preferred Shareholders,  which were subsequently cancelled, to purchase shares of common stock of the Company. Such shares of common stock of the Company were issued as follows:

Shareholder	Common Stock
Total Look	49,500,000	shares
London Finance Group, Ltd.	3,060,000	shares
Dojo Enterprises, Ltd.	2,040,000	shares
Hyperion Fund, L.P.	2,720,000	shares
Palisades Capital, LLC 401(k) Profit Sharing Trust	2,720,000	shares
Diane Breitman, as Trustee of The Morpheus 2005 Trust	2,720,000	shares
Burton Partners, LLC	4,080,000	shares
Picasso, LLC	4,080,000	shares
Glacier, LLC	4,080,000	shares

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The Preferred Shareholders collectively own 2,179,533 shares of Class A Convertible Preferred Stock of the Company, which equals 100% of the outstanding preferred shares of stock of the Company. Pursuant to the General Release Agreement, all of the outstanding preferred shares of the Company will be cancelled upon the issue of the common stock to the Preferred Shareholders.

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

Pursuant to the Stock Exchange Agreement, Genmed agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of GMBV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed.

The fair value of the assets acquired is as follows:

Cash	$4,993
Receivables	17,513
Fair Value of Medical Registration Rights	14,600,000
Liabilities Assumed	(6,153)
14,616,353
Fair value of 48,000,000 shares @ $0.51 per share	24,480,000
Impairment of Goodwill	$9,863,647

Reverse Split
On October 22, 2007, the Company's board of directors and majority of its shareholders approved a 1-for-2000 reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share, pursuant to which each two thousand shares of the Company’s issued and outstanding Common Stock would be combined and consolidated into one share of common stock and authorized the board of directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of preferred stock from its authorized 5,000,000 shares of preferred stock. On January 28, 2008, the reverse stock split of the Company became effective.

Change of Name
On December 12, 2007, the Company's board of directors and majority of its shareholders approved the change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

Change in Management
Mr. Roy Piceni resigned from his position as Chief Executive Officer and director of Genmed Holding Corp. (the “Company”) on April 17, 2008.

The Board of Directors appointed Mr. Erwin R. Bouwens as the Chief Executive Officer, President, and director of the Company on April 17, 2008. Mr. Randy Hibma, who has served as the Company’s Chief Financial Officer since 2004, remained as the Company’s Chief Financial Officer and was appointed to serve as Vice President and Secretary of the Company on April 17, 2008.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Consulting Agreements
On April 17, 2008, the Company, entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and securing valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London was to receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and 2,400,000 shares of restricted common stock of the Company as compensation for its consulting services.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the three-month period and six-month period ended June 30, 2008.

During the period ended March 31, 2008, the Company had no operations and was engaged in seeking a potential business acquisition. At March 31, 2008, the Company was negotiating a possible acquisition with Genmed BV (“Genmed BV”), a company organized in The Netherlands and which is engaged in the distribution of generic drugs.

Genmed BV is developing and seeking a network of manufacturing and distribution relationships in The Netherlands, Romania, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed BV’s initial product is Paracetamol (acetaminophen), a generic form of Tylenol sold under the brand name “Parol.” Parol is produced and distributed for Genmed BV by the Atabay Group of Companies (“Atabay”), located in Istanbul, Turkey. The Company’s agreement with Atabay allows the Company to sell Parol in South America and other countries outside of the European Union. Genmed BV currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains, government agencies, and multi-national corporations.

On April 17, 2008, the Company entered into a Stock Exchange Agreement with Genmed BV resulting in Genmed BV becoming a wholly owned subsidiary of the Company. See “Stock Exchange Agreement” in this section, below.

Prior to April 17, 2008, the Company submitted its initial application for the product “Parol 500mg” with the Dutch Medicines Evaluation Board (MEB). The Dutch MEB is a member of the European Network of Medicines Authorities and evaluates and monitors the efficacy, risks, and quality of medicinal products. The Company’s application was submitted under mutual recognition for the following countries: The Netherlands, Belgium, Germany, France, Ireland, and the United Kingdom.

At June 30, 2008, the Company but was actively seeking to develop its business of the sale and distribution of generic drugs through it wholly owned subsidiary Genmed BV.

Stock Exchange Agreement

On April 17, 2008, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Joost de Metz (“de Metz”), Willem Blijlevens (“Blijlevens”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holdings BV (“MNH,” and collectively with de Metz, Blijlevens, and Bouwens, the “Shareholders”). These were the holders of 100% of the outstanding capital stock of Genmed BV.

Pursuant to the Stock Exchange Agreement, the Company agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of Genmed BV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of the Company and warrants to purchase 24,000,000 shares of restricted common stock of the Company at an exercise price of $0.10 per share which were subsequently cancelled, effective April 17, 2008.

The securities of the Company were issued as follows:

Warrants to Purchase
Shareholder	Common Stock	Shares of Common Stock

Erwin R. Bouwens	30,000,000 shares	15,000,000 shares
Medical Network Holding BV	6,000,000 shares	3,000,000 shares
Joost de Metz	6,000,000 shares	3,000,000 shares
Willem Blijlevens	6,000,000 shares	3,000,000 shares
	48,000,000 shares	24,000,000 shares

Subsequent to June 30, 2008, the Company reached a verbal agreement with the Shareholders to cancel the Shareholder’s warrants to purchase 24,000,000 shares of restricted common stock of the Company effective April 17, 2008.

General Release and Settlement Agreement

On April 17, 2008, the Company entered into a General Release and Settlement Agreement (the "General Release Agreement") with Total Look, B.V. (“Total Look”), London Finance Group, Ltd., a California corporation (“LFG”), Dojo Enterprises, LLC, a Nevada limited liability company (“Dojo”), Hyperion Fund, L.P., a Colorado limited partnership (“Hyperion”), The Palisades Capital, LLC 401(k) Profit Sharing Trust (“Palisades”), The Morpheus 2005 Trust dated December 1, 2005 (“Morpheus”), Burton Partners, LLC (“Burton”), Picasso, LLC (“Picasso”) and Glacier, LLC (“Glacier,” and together with Total Look, LFG, Dojo, Hyperion, Palisades, Morpheus, Burton and Picasso, the “Preferred Shareholders”) to settle all accounts and disputes between the parties and to avoid the expense and delay of litigation.

Pursuant to the General Release Agreement, the Company issued to the Preferred Shareholders 75,000,000 shares of its restricted common stock, and warrants to purchase 39,000,000 shares of common stock of the Company at a purchase price of $0.10 per share which were subsequently cancelled, effective April 17, 2008. Such shares of common stock of the Company and warrants to purchase shares of common stock of the Company were issued as follows:

		Warrants to Purchase
Shareholder	Common Stock	Shares of Common Stock
Total Look	49,500,000	26,250,000
London Finance Group, Ltd.	3,060,000	1,530,000
Dojo Enterprises, Ltd.	2,040,000	1,020,000
Hyperion Fund, L.P.	2,720,000	1,360,000
Palisades	2,720,000	1,360,000
Morpheus	2,720,000	1,360,000
Burton Partners, LLC	4,080,000	2,040,000
Picasso, LLC	4,080,000	2,040,000
Glacier, LLC	4,080,000	2,040,000

Subsequent to June 30, 2008, the Company reached a verbal agreement with the Preferred Shareholders to cancel the Preferred Shareholders’ warrants to purchase 39,000,000 shares of common stock described above, effective April 17, 2008.

Consulting Agreements

On April 17, 2008, the Company entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and in securing management consulting services to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting Agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London will receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and 2,400,000 shares of restricted common stock of the Company as compensation for its consulting services.

Also on April 17, 2008, the Company entered into a Consulting Agreement with Total Look B.V. (“Total Look”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Look will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting Agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services. The Chief Executive Officer of Total Look is related to Mr. Roy Piceni, the Company’s former Chief Executive Officer and a stockholder and former director of the Company.

Change in Management

Mr. Roy Piceni resigned from his position as Chief Executive Officer and director of the Company on April 17, 2008.

The Board of Directors appointed Mr. Erwin R. Bouwens as the Chief Executive Officer, President, and director of the Company on April 17, 2008. Mr. Bouwens is an entrepreneur who owns six restaurants and more than forty buildings and apartments through E.R. Bouwens Holding B.V. In the year 2000, Mr. Bouwens began De Witte Raaf, an occupational health care services company organized in The Netherlands, and in 1999, Mr. Bouwens began Medical Network Holding B.V. Mr. Bouwens maintains a majority interest in De Witte Raaf and Medical Network Holding B.V. In 1981, Mr. Bouwens completed his technical education in building and water projects.

Risks

The Company is currently in the development stage of its generic drug distribution business and is attempting to develop and maintain relationships with generic drug manufacturers, retail entities, and government regulatory authorities. If the Company is unable to develop and maintain such relationships or unable to secure and maintain contractual relationships with generic drug manufacturers, retail entities, and government regulatory and licensing authorities the Company may not be able to fulfill its business plan and would likely be unable to continue its operations.

Similarly, if the Company is unable to obtain regulatory licensing to distribute, market, and sell its generic drugs, the Company would likely be unable to continue its operations. The Company is seeking to distribute and sell its generic drugs throughout Europe and in other countries. The Company will be subject to certain regulatory requirements which may cause the Company to incur additional expenses and resources maintaining compliance with such regulations, and may slow or stop the Company’s ability to distribute and sell generic drugs.

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. The Company competes with national wholesale distributors of pharmaceuticals; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. As a development stage Company, the Company is competing against more experienced and more developed competitors with more resources and established relationships, contracts, and products.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 345% to $353,455 during the three month period ended June 30, 2008 as compared to $102,604 for the comparable period in 2007. The increase was due primarily to expenses incurred in the development of the Company’s generic drug sales and distribution business.

Research and Development. The Company incurred $24,607 in research and development expenses during the three month period ended June 30, 2008, as compared to no such comparable expenses for the three month period ended June 30, 2008. Such new researched and development expenses are primarily due to the Company’s research and development costs with regard to the development of its new generic drug sales and distribution business.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, and expenses related to research and development and its lack of revenues, the Company incurred a net operating loss of $378,062 for the three month period ended June 30, 2008, as compared with a loss of $102,604 for the period ended June 30, 2007.

Impairment of Goodwill. The Company incurred $9,863,647 in impairment in goodwill during the three month period ended June 30, 2008 as compared to no such expense for the comparable period in 2007. The impairment of goodwill was due to the Company’s acquisition of its wholly owned subsidiary Genmed BV.

Loss on Foreign Exchange and Interest Expense. The Company incurred no loss on foreign exchange in during the period ended June 30, 2008, or the period ended June 30, 2007. The Company incurred interest expenses of $12,003 during the period ended June 30, 2008, as compared to $6,523 during the comparable period in 2007; an increase of 184%.

Net Loss from Continuing Operations. For the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007, the Company had a net loss from continuing operations of $10,253,712 and $109,127, respectively, an increase of approximately 9,396%. This increase was due to the aforementioned increases in selling, general, and administrative expenses, research and development expenses, impairment of goodwill, and the increase in interest expenses.

Discontinued Operations. The Company had no discontinued operations during the period ended June 30, 2008 or June 30, 2007, and incurred no loss or gain from discontinued operations from such periods.

Net Gain (Loss). The Company incurred a net loss of $10,253,712 during the period ended June 30, 2008, as compared with a net loss of $109,127 for the period ended June 30, 2007. The increase in net loss was due primarily to impairment of goodwill during the period ended June 30, 2008.

Comparison of the six months ended June 30, 2008 and 2007

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 380% to $423,321 during the six month period ended June 30, 2008 as compared to $111,402 for the comparable period in 2007. The increase was due primarily to expenses incurred in the development of the Company’s generic drug sales and distribution business.

Research and Development. The Company incurred $24,607 in research and development expenses during the six month period ended June 30, 2008, as compared to no such comparable expenses for the six month period ended June 30, 2008. Such new research and development expenses are primarily due to the Company’s development of its new generic drug sales and distribution business.

Impairment of Goodwill. The Company incurred $9,863,647 in impairment in goodwill during the six month period ended June 30, 2008 as compared to no such expense for the comparable period in 2007. The impairment of goodwill was due to the Company’s acquisition of its wholly owned subsidiary Genmed BV.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of 10,311,575 for the six month period ended June 30, 2008, as compared with $111,402 for the comparable period ended June 30, 2007.

Loss on Foreign Exchange and Interest Expense. The Company incurred no loss on foreign exchange in during the six month period ended June 30, 2008, or the period ended March 31, 2007. The Company incurred interest expenses of $23,644 during the period ended June 30, 2008, as compared to $10,014 during the comparable period in 2007; an increase of 236%.

Net Loss from Continuing Operations. For the six month period ended June 30, 2008 compared to the three month period ended June 30, 2007, the Company had a net loss from continuing operations of $10,335,219 and $121,416, respectively, an increase of approximately 8512%. This increase was mainly due to the aforementioned increases in selling, general, and administrative expenses, research and development expenses, impairment of goodwill, and the increase in interest expenses.

Discontinued Operations. The Company incurred a gain from discontinued operations during the six month period ended June 30, 2007, of $2,754,671. The Company had no discontinued operations during the period ended June 30, 2008, and incurred no loss or gain from discontinued operations from such period.

Net Gain (Loss). The Company incurred a net loss of $10,335,219 during the period ended June 30, 2008, as compared with a net gain of $2,633,255 for the period ended June 30, 2007. The increase in net loss was due primarily to impairment of goodwill during the period ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, the Company had $15,745,453 of assets. Total assets consisted of $2,866 in cash, $2,180 in VAT receivables, $1,122,000 in prepaid consultancy fees, $18,407 in equipment, and $14,600,000 in medical registration rights.

The Company's working capital deficit was $940,796 at June 30, 2007, compared to a working capital equity of $14,426,505 at June 30, 2008.

At June 30, 2008, the Company acquired Genmed BV and was in the process of developing its business of the distribution and sale of generic drugs. The Company had no revenues during the six months ended June 30, 2008 and June 30, 2007.

As of June 30, 2008, the Company was relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to the successful execution of its business plan or whether it will have sufficient capital to fund typical operating expenses.

If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its generic drug distribution business or to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to June 30, 2008 (the “Evaluation Date”). Based upon such evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relative to the Company which is required to be disclosed in our periodic filings.

The Certifying Officers have indicated that there were no significant changes in the Company’s internal controls, or other factors, that could significantly affect such controls subsequent to the Evaluation Date, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Item 4T. Controls and Procedures

N/A

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2008, the Company entered into a Stock Exchange Agreement with Joost de Metz, Willem Blijlevens, Erwin R. Bouwens, and Medical Network Holdings BV to purchase 18,000 restricted shares of the registered and outstanding capital stock of Genmed BV, representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of the Company and warrants to purchase 24,000,000 shares of restricted common stock of the Company at an exercise price of $0.10 per share, which were subsequently cancelled, as described above in Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Stock Exchange Agreement.”

On April 17, 2008, the Company entered into a General Release and Settlement Agreement with certain parties to settle all accounts and disputes between the Company and the parties and to avoid the expense and delay of litigation. Pursuant to the General Release Agreement, the Company issued 75,000,000 shares of its restricted common stock, and 39,000,000 warrants to purchase shares of common stock of the Company at a purchase price of $0.10 per share, which were subsequently cancelled as described above in Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Release and Settlement Agreement.” Subsequent to June 30, 2008, the Company reached a verbal agreement to cancel such warrants to purchase 39,000,000 shares of common stock described above.

On April 17, 2008, the Company entered into a Consulting Agreement with London Finance Group, Ltd. (“London”), whereby London will receive 2,400,000 shares of restricted common stock of the Company as part of its compensation for its consulting services to the Company. See Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Consulting Agreements,” above.

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

Subsequent to June 30, 2008, the Company reached a verbal agreement with the holders of certain warrants to cancel 39,000,000 shares of common stock of the Company, effective on April 17, 2008, as described above in Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Release and Settlement Agreement.”

Subsequent to June 30, 2008, the Company reached a verbal agreement with the holders of certain warrants to cancel 24,000,000 shares of restricted common stock of the Company, effective on April 17, 2008, as described above in Item 2, Management’s Discussion and Analysis of Financial Condition or Results of Operations, “Stock Exchange Agreement.”

Item 6 Exhibits

Exhibit	3.1
Amendment to the Company’s Articles of Incorporation whereby the Company changed its  corporate name to Genmed Holding Corp., as filed with the Nevada Secretary of State on December 12, 2007, incorporated herein by reference to Exhibit 3.6 to the Form 10-KSB annual report of the Company filed on April 15, 2008.

Exhibit	10.1
Stock Exchange Agreement between the Company and Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV  dated April 17, 2008, incorporated herein by reference to Exhibit 9.2 to the Form 8-K current report of the Company filed on May 2, 2008.

Exhibit	10.2	General Release and Settlement Agreement, incorporated herein by reference to Exhibit 9.1 to the Form 8-K current report of the Company filed on May 2, 2008.

Exhibit	10.3	Consulting Agreement between the Company and London Finance Group, Ltd., incorporated herein by reference to Exhibit 9.1 to the Form 8-K current report of the Company filed on May 2, 2008.

Exhibit	10.4	Consulting Agreement between the Company and Total Look BV, incorporated herein by reference to Exhibit 9.1 to the Form 8-K current report of the Company filed on May 2, 2008.

Exhibit	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2008	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary