Form 10-Q
period 2008-09-30
Genmed Holding Corp
filed 2008-11-19
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 000-26607

GENMED HOLDING CORP.

Exact name of registrant as specified in its charter

NEVADA	88-0390828
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

Rontgenlaan 27, 2719 DX
Zoetermeer, The Netherlands

(Address of principal executive offices)(zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 125,631,000 shares of common stock as of November 9, 2008.

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	25,476	976
VAT Receivable	4,439
Prepaid Consultancy Fees	1,020,000
Total Current Assets	$1,049,915	$976

EQUIPMENT	18,568

OTHER ASSETS
Medical Registration Rights, net of amortization	14,230,770

Total Net Assets	$15,299,253	$976

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$160,017	$85,600
Accrued Salaries and Related Expenses	316,352	232,214
Accrued Expenses	379,793	39,014
Loans Payable to Related Parties	741,559	584,944

Total Current Liabilities	1,597,721	941,772

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized 500,000,000 shares, 2,179,533 Class A convertible preferred shares issued and outstanding at December 31, 2007.		2,180

Common stock authorized 500,000,000 shares, par value $0.001, issued and outstanding 125,611,739 and 211,739 shares at September 30, 2008 and December 31, 2007, respectively	125,612	212
Additional Paid-In Capital	66,481,067	13,972,047
Accumulated deficit	(52,910,689)	(14,915,235)
Accumulated other comprehensive income	5,542
Total Stockholders' Equity (Deficit)	13,701,532	(940,796)

Total Liabilities and Stockholders' Equity	$15,299,253	$976

See accompanying notes to financial statements

GENMED
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

COST AND EXPENSES
Selling, General and Administrative	$328,210	$68,867	$751,531	$180,269
Research & Development	25,803		50,410
Stock Based Compensation - Warrants			17,046,316
Impairment of Goodwill			19,745,570
Depreciation and Amortization	369,303		369,303
Total Costs and Expenses	723,316	68,867	37,963,130	180,269

NET OPERATING LOSS	(723,316)	(68,867)	(37,963,130)	(180,269)

OTHER INCOME (EXPENSE)
Gain on Foreign Exchange	3,455		3,455
Interest Expense	(12,135)	(8,368)	(35,779)	(18,382)
	(8,680)	(8,368)	(32,324)	(18,382)

NET LOSS FROM CONTINUING OPERATIONS	$(731,996)	$(77,235)	$(37,995,454)	$(198,651)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations (less applicable income taxes of 0)				(788,736)
Gain from Disposal of Discontinued Operations (less applicable income taxes of 0)				3,543,407
Gain from Discontinued Operations	-	-	-	2,754,671

NET (LOSS) INCOME	$(731,996)	$(77,235)	$(37,995,454)	$2,556,020

NET GAIN (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Loss from Continuing Operations	$(0.01)	$(0.36)	$(0.50)	$(0.94)
Gain from Discontinued Operations				13.01
Net Loss per Common Share	$(0.01)	$(0.36)	$(0.50)	$12.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	76,184,002	211,739	76,184,002	211,739

See accompanying notes to financial statements

GENMED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net Loss	$(37,995,454)	$(198,651)
Adjustments to reconcile net gain/(loss) to cash flows used in operating activities:
Depreciation	369,230
Amortization of prepaid consulting fees	204,000
Impairment of Goodwill	19,745,570
Stock Based Compensation - Warrants	17,046,316

Changes in operating assets and liabilities:
Accounts receivable	13,075
Accounts payable	68,264
Accrued expenses	340,779	18,381
Accrued salaries and related expenses	84,138
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(124,082)	(180,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of equipment	(18,568)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(18,568)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	4,993
Advances from notes payable to related parties	156,615
NET CASH PROVIDED IN CONTINUING FINANCING ACTIVITIES	161,608	-

DISCONTINUING OPERATIONS
Net income (Loss)		2,754,671
Decrease in net liabilities of entities discontinued		(2,523,455)
NET CASH PROVIDED BY DISCONTINUING OPERATIONS	-	231,216

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	5,542	(51,271)
INCREASE (DECREASE) IN CASH	24,500	(325)

CASH, BEGINNING OF PERIOD	976	1,334
CASH, END OF PERIOD	$25,476	$1,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities
Issuance of common stock for acquisition	24,480,000
Assets assumed in acquisition
Cash	4,993
Receivable	17,513
Liabilities assumed	(6,153)

Issuance of Common Stock for consulting agreement	1,224,000

See accompanying notes to financial statements

GENMED
Consolidated Statements of Stockholders' Deficit
For the Year Ended December 31, 2007
and September 30, 2008

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2005	257,533	$258	210,239	$210	$9,352,588	$(12,087,594)	$146,945	$(2,587,593)
Investment of Media en Suisse in Company					1,621,383			1,621,383
Conversation of Convertible Subordinated Debentures	1,400,000	1,400			2,098,600			2,100,000
Issuance of common stock for services rendered			1,500	2	299,998			300,000
Adjustment from exchange rate changes							(95,674)	(95,674)
Net loss for the year ended December 31, 2006						(5,239,608)		(5,239,608)
Balance, December 31, 2006	1,657,533	1,658	211,739	212	13,372,569	(17,327,202)	51,271	(3,901,492)
Conversation of Convertible Subordinated Debentures	522,000	522			599,478			600,000
Adjustment from exchange rate changes							(51,271)	(51,271)
Net income for the year ended December 31, 2007						2,411,967		2,411,967
Balance, December 31, 2007	2,179,533	$2,180	211,739	$212	$13,972,047	$(14,915,235)		$(940,796)
Net income for the period ended September 30, 2008						(37,995,454)		(37,995,454)
Conversion of Preferred Shares to Common	2,179,533	$2,180	75,000,000	75,000	(72,820)			-
Issuance of Common Stock for Acquisition at $0.51 per Share			48,000,000	48,000	24,432,000			24,480,000
Fair Value of Warrants Issued to Consultants					17,046,317			17,046,317
Fair Value of Warrants Issued for Acquisition					9,881,923			9,881,923
Effect of Exchange Rate							5542	5542
Common Stock issued for Consultancy Agreement at $0.51 per Share			2,400,000	2400	1,221,600			1,224,000
Balance, September 30, 2008 (Unaudited)	-	-	125,611,739	$125,612	$66,481,067	$(52,910,689)	$5,542	$13,701,532

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $52,910,689 and has negative working capital of $547,806. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	GENERAL

General Release and Settlement Agreement
On April 17, 2008, the Company entered into a General Release and Settlement Agreement (the "General Release and Settlement Agreement") with Total Look, B.V. (“Total Look”), London Finance Group, Ltd., a California corporation (“LFG”), Dojo Enterprises, LLC, a Nevada limited liability company (“Dojo”), Hyperion Fund, L.P., a Colorado limited partnership (“Hyperion”), The Palisades Capital, LLC 401(k) Profit Sharing Trust (“Palisades”), The Morpheus 2005 Trust dated December 1, 2005 (“Morpheus”), Burton Partners, LLC (“Burton”), Picasso, LLC (“Picasso”) and Glacier, LLC (“Glacier,” and, together with Total Look, LFG, Dojo, Hyperion, Palisades, Morpheus, Burton and Picasso, the “Preferred Shareholders”) to settle all accounts and disputes between the parties and to avoid the expense and delay of litigation.

Pursuant to the General Release and Settlement Agreement, the Company issued to the Preferred Shareholders 75,000,000 shares of its restricted common stock, and 39,000,000 warrants to the Preferred Shareholders to purchase shares of common stock of the Company at $0.10 per share. Such shares of common stock of the Company and warrants were issued as follows:

Shareholder	Common Stock	Warrants to Purchase Shares of Common Stock
Total Look	49.500.000 shares	26.250.000 shares
London Finance Group, Ltd.	3.060.000 shares	1.530.000 shares
Dojo Enterprises, Ltd.	2.040.000 shares	1.020.000 shares
Hyperion Fund, L.P.	2.720.000 shares	1.360.000 shares
Palisades	2.720.000 shares	1.360.000 shares
Morpheus	2.720.000 shares	1.360.000 shares
Burton Partners, LLC	4.080.000 shares	2.040.000 shares
Picasso, LLC	4.080.000 shares	2.040.000 shares
Glacier, LLC	4.080.000 shares	2.040.000 shares

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In total, the Company issued warrants to purchase 65,400,000 shares of its Common Stock at $0.10 per share, the warrants vest immediately and are exercisable over a seven year period from the date of issuance on April 17, 2008. Of the 65,400,000 warrants, 24,000,000 warrants were issued for the acquisition of Genmed B.V., a Dutch subsidiary. (See Note – Stock Exchange Agreement). These warrants were valued at $9,881,923. The remaining 41,400,000 warrants were valued at $17,046,316. The Black-Scholes Pricing model was utilized in performing the valuation. The factors utilized by the Black-Scholes pricing model are as follows:

Stock Price	$0.51
Exercise Price	$0.10
Volatility	12%
Annual rate of Quarterly Dividends	0.00%
Discount Rate - Bond Equivalent Yield	1.7700%

The Preferred Shareholders collectively owned 2,179,533 shares of Class A Convertible Preferred Stock of the Company, which equaled 100% of the outstanding preferred shares of stock of the Company. Pursuant to the General Release Agreement, all of the outstanding preferred shares of the Company were cancelled upon the issue of the common stock to the Preferred Shareholders.

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

Pursuant to the Stock Exchange Agreement, Genmed agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of GMBV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and the issuance of 24,000,000 warrants at $0.10 per share.

The fair value of the assets acquired is as follows:

Cash	$4,993
Receivables	17,513
Fair Value of Medical Registration Rights	14,600,000
Liabilities Assumed	(6,153)
14,616,353
Fair value of 48,000,000 shares @ $0.51 per share and 24,000,000 warrants valued at 9,881,923	34,361,923
Impairment of Goodwill	$19,745,570

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based up on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the three-month period and nine-month period ended September 30, 2008.

During the period ended March 31, 2008, the Company had no operations and was engaged in seeking a potential business acquisition. At March 31, 2008, the Company was negotiating an acquisition of Genmed BV (“Genmed BV”), a company organized in The Netherlands, and which is engaged in the distribution of generic drugs.

On April 17, 2008, the Company entered into a Stock Exchange Agreement with Genmed BV resulting in Genmed BV becoming a wholly owned subsidiary of the Company. Genmed BV is developing and seeking a network of manufacturing and distribution relationships in The Netherlands, Romania, South America, the United States, and the United Kingdom to supply low cost generic drugs to retail chains. Genmed BV’s initial product is Paracetamol (acetaminophen), a generic form of Tylenol sold under the brand name “Parol.” Parol is produced and distributed for Genmed BV by the Atabay Group of Companies (“Atabay”), located in Istanbul, Turkey. The Company’s agreement with Atabay allows the Company to sell Parol in South America and other countries outside of the European Union. Genmed BV currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains, government agencies, and multi-national corporations.

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

At September 30, 2008, the Company was actively seeking to develop its business of the sale and distribution of generic drugs through it wholly owned subsidiary Genmed BV. The Company has not yet brought any of its products to market or sold any generic drugs to date, and has not received any revenues from its operational activities.

Warrants

On April 17, 2008, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Joost de Metz (“de Metz”), Willem Blijlevens (“Blijlevens”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holdings BV (“MNH,” and collectively with de Metz, Blijlevens, and Bouwens, the “Shareholders”). Pursuant to the Stock Exchange Agreement, the Company agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of Genmed BV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of the Company and warrants to purchase 24,000,000 shares of restricted common stock of the Company at an exercise price of $0.10 per share. The warrants were issued 15,000,000 to Mr. Bouwens and 3,000,000 each to Mr. de Metz, Mr. Blijilevens, and MNH.

Also, on April 17, 2008, the Company entered into a General Release and Settlement Agreement (the "General Release and Settlement Agreement") with Total Look, B.V. (“Total Look”), London Finance Group, Ltd., a California corporation (“LFG”), Dojo Enterprises, LLC, a Nevada limited liability company (“Dojo”), Hyperion Fund, L.P., a Colorado limited partnership (“Hyperion”), The Palisades Capital, LLC 401(k) Profit Sharing Trust (“Palisades”), The Morpheus 2005 Trust dated December 1, 2005 (“Morpheus”), Burton Partners, LLC (“Burton”), Picasso, LLC (“Picasso”) and Glacier, LLC (“Glacier,” and together with Total Look, LFG, Dojo, Hyperion, Palisades, Morpheus, Burton and Picasso, the “Preferred Shareholders”) to settle all accounts and disputes between the parties and to avoid the expense and delay of litigation. Pursuant to the General Release and Settlement Agreement, the Company issued to the Preferred Shareholders 75,000,000 shares of its restricted common stock, and warrants to purchase a total of 39,000,000 shares of common stock of the Company at a purchase price of $0.10 per share. The warrants were issued 26,250,000 to Total Look, 1,530,000 to LFG, 1,020,000 to Dojo, 1,360,000 each to Hyperion, Palisades, and Morpheus, and 2,040,000 to Burton, Picasso, and Glacier.

Also on April 17, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, as part of its compensation for consulting services, London received warrants to purchase 2,400,000 shares of restricted common stock of the Company.

As described in the Company’s quarterly filing for the period ended June 30, 2008, subsequent to June 30, 2008, but prior to the filing of the Company’s June 30, 2008 quarterly report, the Company had verbal agreements with the Shareholders, the Preferred Shareholders, and London to cancel the warrants to purchase shares of common stock as were issued pursuant to the Stock Exchange Agreement, the General Release and Settlement Agreement, and the Consulting Agreement. The verbal agreements to cancel the Shareholders’, the Preferred Shareholders’, and London’s warrants have not been consummated by written agreement. As a result, such warrants are considered issued and outstanding for the purposes of the financial statements included herein.

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

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. The Company competes with national wholesale distributors of pharmaceuticals; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. As a development stage Company, the Company is competing against more experienced and more developed competitors with greater resources, and established relationships, contracts, and products.

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $52,910,689 and has negative working capital of $547,806. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 477% to $328,210 during the three month period ended September 30, 2008 as compared to $68,867 for the comparable period in 2007. The increase was due primarily to expenses incurred in the development of the Company’s generic drug sales and distribution business.

Research and Development. The Company incurred $25,803 in research and development expenses during the three month period ended September 30, 2008, as compared to no such comparable expenses for the three month period ended September 30, 2007. Such new researched and development expenses are primarily due to the Company’s research and development costs with regard to the development of its new generic drug sales and distribution business.

Depreciation and Amortization. The Company incurred $369,303 in depreciation and amortization expenses during the three month period ended September 30, 2008, as compared to no such comparable expenses for the three month period ended September 30, 2007. Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, expenses related to research and development, expenses related to depreciation and amortization, and its lack of revenues, the Company incurred a net operating loss of $712,316 for the three month period ended September 30, 2008, as compared with a loss of $68,867 for the period ended September 30, 2007.

Loss on Foreign Exchange and Interest Expense. The Company incurred a gain on foreign exchange of $3,455 during the three month period ended September 30, 2008, and no loss on foreign exchange for the same period ended September 30, 2007. The Company incurred interest expenses of $12,135 during the period ended September 30, 2008, as compared to $8,368 during the comparable period in 2007; an increase of 145%.

Net Loss from Continuing Operations. For the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007, the Company had a net loss from continuing operations of $731,996 and $77,235, respectively, an increase of approximately 948%. This increase was due to the aforementioned increases in selling, general, and administrative expenses, research and development expenses, depreciation and amortization, loss on foreign exchange, and the increase in interest expenses.

Discontinued Operations. The Company had no discontinued operations during the periods ended September 30, 2008 or September 30, 2007, and incurred no loss or gain from discontinued operations from such periods.

Net Gain (Loss). The Company incurred a net loss of $731,996 during the period ended September 30, 2008, as compared with a net loss of $77,235 for the period ended September 30, 2007. The increase in net loss was due primarily to the aforementioned increases in selling, general, and administrative expenses, research and development expenses, depreciation and amortization, loss on foreign exchange, and the increase in interest expenses.

Comparison of the nine months ended September 30, 2008 and 2007

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 417% to $751,531 during the nine month period ended September 30, 2008 as compared to $180,269 for the comparable period in 2007. The increase was due primarily to expenses incurred in the development of the Company’s generic drug sales and distribution business.

Research and Development. The Company incurred $50,410 in research and development expenses during the nine month period ended September 30, 2008, as compared to no such comparable expenses for the nine month period ended September 30, 2008. Such new research and development expenses are primarily due to the Company’s development of its new generic drug sales and distribution business.

Stock Based Compensation. The Company incurred $17,046,316 in stock based compensation during the nine month period ended September 30, 2008 as compared to no such expense for the comparable period in 2007. The stock based compensation was due to the warrants to purchase common stock of the Company that were issued pursuant to the Stock Exchange Agreement, General Release and Settlement Agreement, and Consulting Agreement as described above in Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Warrants.”

Impairment of Goodwill. The Company incurred $19,745,570 in impairment in goodwill during the nine month period ended September 30, 2008 as compared to no such expense for the comparable period in 2007. The impairment of goodwill was due to the Company’s acquisition of its wholly owned subsidiary Genmed BV.

Depreciation and Amortization. The Company incurred $369,303 in depreciation and amortization expenses during the nine month period ended September 30, 2008, as compared to no such comparable expenses for the nine month period ended September 30, 2007. Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, research and development expenses, stock based compensation, impairment of goodwill, and depreciation and amortization the Company incurred a net operating loss of $37,963,130 for the nine month period ended September 30, 2008, as compared with $180,269 for the comparable period ended September 30, 2007.

Loss on Foreign Exchange and Interest Expense. The Company incurred a gain on foreign exchange of $3,455 during the nine month period ended September 30, 2008, and no loss on foreign exchange for the same period ended September 30, 2007. The Company incurred interest expenses of $35,779 during the period ended September 30, 2008, as compared to $18,382 during the comparable period in 2007; an increase of 195%.

Net Loss from Continuing Operations. For the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007, the Company had a net loss from continuing operations of $37,995,454 and $198,651, respectively. This increase was mainly due to the aforementioned increases in selling, general, and administrative expenses, research and development expenses, stock based compensation, impairment of goodwill, depreciation and amortization, loss on foreign exchange, and the increase in interest expenses.

Discontinued Operations. The Company incurred a net gain from discontinued operations during the nine month period ended September 30, 2007, of $2,754,671. The Company had no discontinued operations during the period ended September 30, 2008, and thus incurred no loss or gain from discontinued operations from such period.

Net Gain (Loss). The Company incurred a net loss of $37,995,454 during the nine month period ended September 30, 2008, as compared with a net gain of $2,556,020 for the nine month period ended September 30, 2007. The increase in net loss was due primarily to increases in selling, general, and administrative expenses, research and development expenses, stock based compensation, impairment of goodwill, depreciation and amortization, loss on foreign exchange, the increase in interest expenses, and the lack of revenue during the period ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, the Company had $15,299,253 of total net assets. Total assets consisted of $25,476 in cash, $4,439 in VAT receivables, $1,020,000 in prepaid consultancy fees, $18,568 in equipment, abd $14,230,770 in medical registration rights.

The Company's working capital deficit was $940,796 at December 31, 2007, compared to a working capital equity of $13,701,532 at September 30, 2008.

At September 30, 2008, the Company had acquired its wholly owned subsidiary Genmed BV and was in the process of developing its business of the distribution and sale of generic drugs. The Company had no revenues during the nine months ended September 30, 2008 or September 30, 2007.

As of September 30, 2008, the Company was relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to September 30, 2008 (the “Evaluation Date”). Based upon such evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relative to the Company which is required to be disclosed in our periodic filings.

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

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

Subsequent to June 30, 2008, but prior to the filing of the Company’s quarterly report for the period ended June 30, 2008, the Company had verbal agreements with the Shareholders, the Preferred Shareholders, and London to cancel the warrants to purchase shares of common stock that were issued pursuant to the Stock Exchange Agreement, the General Release and Settlement Agreement, and the Consulting Agreement. See above, Item 2, Management's Discussion and Analysis of Financial Condition or Results of Operations, “Warrants.” The verbal agreements to cancel the Shareholders’, the Preferred Shareholders’, and London’s warrants have not been consummated by written agreement. As a result, such warrants are considered issued and outstanding for the purposes of the financial statements included herein.

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

Dated: November 19, 2008	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary