Form 10-K
period 2008-12-31
Genmed Holding Corp
filed 2009-05-15
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _______________________________________________

Commission file number______________________________________________________________________________

GENMED HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0390828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	2719 DX
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  011-31-793-630-129

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act: 123,211,739 shares of Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes         ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes         ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENMED HOLDING CORP.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.                      BUSINESS

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

Summary

The Company is actively seeking to develop its business of the sale and distribution of generic drugs through its wholly owned subsidiary Genmed B.V.

Previous Operations – General

Genmed Holding Corp. was originally formed as Beck & Co., Inc., a Nevada corporation on April 14, 1998, to operate as a specialty retailer of fine jewelry.  Subsequent to its formation, the Company engaged in several acquisitions, name changes, and changes in the Company’s operations.  From July 29, 2000 until August 27, 2002, the Company developed fuel cell technologies for commercial and industrial use as GreenVolt Corp., an Ontario, Canada corporation.  On August 27, 2002, Satellite Holdings, Ltd., a corporation organized under the laws of Turks & Caicos, acquired a majority of the issued and outstanding common stock of the Company, and on August 28, 2002, the Company changed its name to Satellite Enterprises Corp.

On June 20, 2003, the Company entered into a Rights Agreement with Satellite Newspapers Worldwide NV, a corporation organized under the laws of The Netherlands (hereinafter, “Satellite Newspapers”) whereby the Company was the exclusive distributor to promote the sale and/or lease of Satellite Newspapers’ newspaper kiosks and the associated content distribution technology for which Satellite Newspapers had developed the technology and owned the patents.  In October 2003, Satellite Newspapers sold its patents, software and trademarks to Media Finance en Suisse Holding GmbH, a Swiss corporation (hereinafter, “Media Finance”). Thereafter, Media Finance set up an operating subsidiary, Satellite Newspapers Suisse GmbH, a Swiss corporation (hereinafter, “Satellite Swiss”). Media Finance granted Satellite Swiss a twenty-year exclusive license to distribute all satellite derived contents for the purpose of commercializing their product under a revenue sharing arrangement and on November 26, 2003, the Company entered into a Stock Purchase Option Agreement with Media Finance for the purchase of 100% of Satellite Swiss. On February 15, 2004, the Company exercised its option and acquired 100% of Satellite Swiss. Satellite Swiss consisted of two subsidiaries, Satellite Newspapers Content BV, a Dutch corporation, and Satellite Newspapers Trading BV, a Dutch corporation, which had the production rights to produce and sell the kiosks.

In June 2005, Swiss Satellite incorporated two new Swiss subsidiary entities. Satellite Newspapers Content GmbH and Satellite Newspapers Trading GmbH. Except for the Development and Network Management, the Swiss Companies took over all activities from the Dutch Companies. On November 30, 2005, the Company changed its name from Satellite Enterprises Corp. to Satellite Newspapers Corp. and the Company’s quotation symbol on the OTC Bulletin Board changed from SENR to SNWP.

On October 1, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating company’s of Satellite, ceased operations. Such companies were unable to fund their ongoing operations and cover their expenses. From October 1, 2006 to April 17, 2008, the Company has had no operations and generated no revenue. On January 23, 2007, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, and Satellite Newspapers Trading GmbH were declared bankrupt by the court in Zug, Switzerland.

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

On October 22, 2007, the Company's board of directors and majority of its shareholders approved by means of a written resolution to effect a 2000-to-1 reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share, pursuant to which each two thousand (2000) shares of the Company’s issued and outstanding Common Stock would be combined and consolidated into one share of common stock and to authorize the board of directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of preferred stock from its authorized 5,000,000 shares of preferred stock. On January 28, 2008, the reverse stock split of the Company became effective.

On December 12, 2007, the Company's board of directors and majority of its shareholders approved a change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

On April 17, 2008, the Company acquired, by a Stock Exchange Agreement, GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the production and distribution of generic drugs.  Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Belgium, Luxembourg, United Kingdon, Ireland, Germany and France as well as some other countries located outside the European Union to supply low cost generic drugs to retail chains.  Genmed B.V.’s most popular product is Paracetamol (acetaminophen), a generic form of Tylenol. Genmed B.V. currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains and government agencies and multi-national corporations.

Genmed is currently seeking to develop its business of the sale and distribution of generic drugs through its wholly owned subsidiary Genmed B.V.

Governmental Regulation

The Company is, and will continue to be, subject to several and varying governmental regulations. In general, as a generic drug seller and distributor, the Company  is subject it to environmental, public health and safety, land use, trade and other governmental regulations, and national, state, or local taxation or tariffs.  The Company’s management will endeavor to ascertain and comply with all applicable to the business of the Company. However, it may not be possible to predict with any degree of accuracy all applicable regulations or the impact of government regulation, and, compliance with such regulation will require certain efforts and resources of the Company.

Employees

The Company presently has no employees other than its officers. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. The Company generated a minimum on revenues in the fiscal year ended December 31, 2008. The Company, which is in a startup Company is currently developing its business of the sale and distribution of generic drugs and strives to start generating revenues through the sales of generic drugs in 2009. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

Risks of Leverage.  The Company has, and likely will continue to, incur substantial borrowings, notes, debentures, and/or other Company debt for the purpose of developing Company operations and for financing the expansion and growth of the Company, including the possible acquisition of other companies.  Any amounts borrowed will depend among other things, on the condition of financial markets.  Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment.  The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company.  If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender.  Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers.  An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

Competition. Genmed hopes to provide the Eastern European and European countries with generic drugs at lower prices than other suppliers. To do this, the Company intends to make agreements with manufacturers outside the EU who produce drugs that meet EU and FDA standards. Such manufacturers are able to offer a complete assortment of drugs, and their factory sales prices are considerably lower than those of the generics that are being sold in the EU at this moment. Because of this,  Genmed hopes to have a strong price advantage over its competitors.

We expect to conduct our business with a low overhead, lower than that of the other companies in this market. This is possible because Genmed will execute its affairs as much as possible as an agency in order to keep its costs low. The main activity of the agency is to provide the registration requirements and quality control. Our buyers will take care of the logistics, storage and marketing. Genmed will take a fee for the registration ownership of the drugs and a commission on the delivered goods. In the many pharmaceutical markets, this is a unique business model.

ITEM 1A.             RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Currently, we lease our office space, which is located at the office of our Chief Executive Officer, Mr. Erwin R. Bouwens, at Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands; our telephone number is 011-31-793-630-129.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business.

On May 2004, Fred de Vries and Renato Mariani filed suit in the Fifteenth Judicial Circuit Court located in Palm Beach County, Florida, claiming breach of employment agreements against the Company and against the Company’s Chief Executive Officer claiming fraud. Such lawsuit was ultimately settled by agreement, the terms of which were completed in July 2007. See the Company’s Form 10-KSB for the year ended 2007, incorporated herein by reference.

The Company has been named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, Case No. 08-79227CA25. The Company’s former Chief Executive Officer, Jerri Palmer, has instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment.  Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from December 5, 2005, until her resignation on May 19, 2006. The Company believes that Ms. Palmer’s claims are without merit and intends to vigorously defend itself. The Company has alleged counter claims against Ms. Palmer for breach of contract and breach of fiduciary duty.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2008, the Company had no submission of matters to a vote of security holders.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board. Effective January 28, 2008, the Company’s trading symbol changed from “SNWP” to “GENM.”  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. These prices represent the prices of the common stock of the Company subsequent to the Company’s 2000-to-1 reverse stock split which became effective on January 28, 2008.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	$0.009	$0.0011
Second Quarter	$0.002	$0.0008
Third Quarter	$0.003	$0.0009
Fourth Quarter	$0.001	$0.0002

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	$1.60	$0.05
Second Quarter	$1.10	$0.51
Third Quarter	$2.25	$0.75
Fourth Quarter	$2.30	$1.01

FISCAL YEAR ENDING DECEMBER 31, 2009

First Quarter	$1.01	$0.08

As of May 14, 2009, there were 123,211,739 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on May 14, 2009, was $0.06 per share.

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

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into Class A Preferred Stock of the Company. The conversion rate of the debenture was $0.0015, being 50% of the closing stock price at June 28, 2006.  On January 12, 2007, Media Finance en Suisse Holding GmbH converted the final $600,000 of its debentures into Class A Preferred Stock of the Company. The conversion rate used for this conversion was $0.00115, being 50% of the closing stock price at January 12, 2007. The Company issued shares of its preferred stock because authorized common stock was unavailable.  Such preferred stock was thereafter converted into shares of common stock of the Company pursuant to the General Release and Settlement Agreement of April 17, 2008.

Notes

The Company has received advances from individuals related to a former Chief Executive Officer at various times for working capital and to fund required operating expenses. Such advances are unsecured and bear interest as the rate of 8% per year.  The amount outstanding including unpaid interest as of December 31, 2008 and December 31, 2007 aggregate $861,891 and $587,533, respectively.

Stock Options

On December 1, 2004, the Company granted options to purchase 24,309,000 shares of the Company's common stock to consultants with an exercise price of $0.06 per share.  Such options vested immediately and will expire five years from the issuance date.  The options had a fair value of $244,692 based upon the Black-Scholes options pricing model.  The compensation associated with these options was expensed in 2004.  As adjusted for the Company’s 2000-to-1 reverse stock split of January 28, 2008, the Company’s common stock options of December 1, 2004 equal 12,154 shares of the Company’s common stock with an exercise price of $132.00 per share.  The Company has reserved 12,154 shares of its common stock pursuant to such options, and, at December 31, 2008, all such options were outstanding.

In December 2005, the Company granted options to its former Regional Distributor, Satellite Newspapers Asia Pacific, to purchase 1,050,000 shares of the Company's common stock, and to its wholly owned Dutch subsidiary, Satellite Newspapers Trading B.V., to purchase 2,900,000 shares of the Company's common stock.  Such Regional Distributor and subsidiary were dissolved without exercising their options and such options were cancelled by the Company.

April 17, 2008, Agreements

On April 17, 2008, the Company entered into a Stock Exchange Agreement whereby the Company acquired 100% of the outstanding capital stock of Genmed B.V., a company organized in The Netherlands, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and warrants to purchase 24,000,000 shares of restricted common stock of GenMed at an exercise price of $0.10 per share.  Also On April 17, 2008, the Company also entered into a General Release and Settlement Agreement with certain entities whereby the Company issued 75,000,000 shares of its restricted common stock, and issued warrants to purchase 39,000,000 shares of common stock of the Company, to such entities in order to settle all accounts and disputes between the Company and such entities.

On April 17, 2008, the Company entered into a consulting agreement with London Finance Group, Ltd. whereby the Company issued 2,400,000 shares of its restricted common stock, and issued warrants to purchase 2,400,000 shares of common stock of the Company to London Finance Group, Ltd.

Subsequent to December 31, 2008, on or around April 8, 2009, the parties to the Stock Exchange Agreement, General Release and Settlement Agreement, and the consulting agreement described above agreed and formilized by written agreement, to the cancellation of all of the warrants issued to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with the London Finance Group, including the cancellation of the shares and warrants that have been issued to the London Finance Group as part of this agreement. See Exhibit 1.02 hereto, Release and Settlement Agreement between the Company, Joost de Metz , Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV , Total Look, BV , London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust , The Morpheus 2005 Trust dated December 1, 2005 , Burton Partners, LLC , Picasso, LLC  and Glacier, LLC

ITEM 6.                SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

When used in this report on Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Business," and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Overview

On October 1, 2006, Satellite Newspapers Suisse GmbH, Satellite Newspapers Content GmbH, Satellite Newspapers Trading GmbH, the Swiss operating companys of Satellite Newspapers, ceased operations. Such companies were unable to fund their ongoing operations and cover their expenses.  On January 23, 2007, such companies were declared bankrupt by the court in Zug, Switzerland.

On December 12, 2007, the Company's board of directors and majority of its shareholders approved a change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

On April 17, 2008, the Company acquired, by a Stock Exchange Agreement, GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the production and distribution of generic drugs.  Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Belgium, Luxembourg, United Kingdon, Ireland, Germany and France as well as some other countries located outside the European Union, to supply low cost generic drugs to retail chains.  Genmed B.V.’s most popular product is Paracetamol (acetaminophen), a generic form of Tylenol. Genmed B.V. currently has distribution contracts with retail chains in The Netherlands, and is seeking contracts with retail chains and government agencies and multi-national corporations.

Genmed is currently seeking to develop its business of the sale and distribution of generic drugs through its wholly owned subsidiary Genmed B.V.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Revenues. The Company  had minimal sales  and revenues during the fiscal year ended December 31, 2008 and no sales or revenues during the fiscal year ended December 31, 2007. The lack of sales in 2007 is a result of the Company ceasing its prior operations in 2006, Company was seeking a business acquisition in 2007, and because the Company has been seeking to develop its generic drug sale and distribution business in 2008 and through the present.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $18,155,509 during the fiscal year ended December 31, 2008 compared to $244,008 during the fiscal year ended December 31, 2007.  Such increase was due primarily to the warrants that have been issued and expensed pursuant to the General Release and Settlement Agreement dated April 17, 2008.

Impairment of Goodwill. The Company incurred $19,745,570 in impairment of goodwill during the fiscal year ended December 31, 2008, compared to no such impairment during the fiscal year ended December 31, 2007. The impairment of Goodwill was due to the Company’s acquisition of its wholly owned subsiary Genmed B.V.

Depreciation and Amortization. The Company incurred $738,206 in depreciation and amortization during the fiscal year ended December 31, 2008, compared to no such impairment during the fiscal year ended December 31, 2007.  Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Research and Development.  The Company incurred $78,305 in Research and Development expenses during the fiscal year ended December 31, 2008, as compared to no such comparable expenses during the fiscal year ended December 31, 2007. Such increase is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Operating Losses. As a result, the Company incurred a net operating loss of $38,715,485 during the fiscal year ended December 31, 2008 compared to a net operating loss of $244,008 during the fiscal year ended December 31, 2007.

Other Income (Expenses). The Company incurred income from gain on foreign exchange of $10,892, and a net loss from interest expenses ($52,083) in the aggregate amount of ($41,191) during the fiscal year ended 2008, compared to a foreign exchange loss of ($61,273) and interest expense of ($37,423) in the aggregate amount of ($98,696) during the fiscal year ended December 31, 2007.

Net Loss from Continuing Operations. During the fiscal year ended December 31, 2008, the Company incurred a loss from continuing operations of ($38,756,676), compared to a loss from continuing operations during the fiscal year ended December 31, 2007, of ($342,704).

Discontinued Operations. The Company incurred no loss from discontinued operations during the fiscal year ended December 31, 2008, compared to a net gain from discontinued operations of $2,754,671 during the fiscal year ended December 31, 2007.

Net Loss.  The Company incurred a net loss of $38,756,676 during the fiscal year ended December 31, 2008, compared to a net gain of $2,411,967 during its fiscal year ended December 31, 2007.

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

Other Income (Expenses). The Company incurred net losses from interest expenses ($1,591) in the aggregate amount of $1,591 during the fiscal year ended 2006, compared to a foreign exchange loss of $61,273 and interest expense of $37,423 in the aggregate amount of $98,696 during the fiscal year ended December 31, 2007, an increase of 98%.

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

Net Loss.  The Company incurred a net gain of $2,411,967 during the fiscal year ended December 31, 2007, compared to a net loss of $5,239,608 during its fiscal year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2008, we had a working capital deficit of ($1,854,465). As a result of our working capital deficit, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital and are successful in seeking a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

Cash Flows

Net cash used in operating activities was ($258,239) for the year ended December 31, 2008 and ($413,305) for the year ended December 31, 2007. This decrease was primarily due to the impairment of goodwill accounted from in FYE 2008 and stock based compensation.

Net cash provided by financing activities was $268,465 and $403,415 for the year ended December 31, 2008 and 2007, respectively. The net cash provided by financing activities for the year ended December 31, 2008 consisted primarily of loans provided by an individual related to the Company’s Chief Executive Officer.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.                FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

(FORMERLY SATELLITE NEWSPAPERS CORP.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

CONTENTS	Page

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Equity (Deficit)	F 5

Notes to Consolidated Financial Statements	F 6

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
Genmed Holding Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Genmed Holding Corp. and subsidiaries (formerly Satellite Newspapers Corp.) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has an accumulated deficit of $53,671,911 since inception and had losses from continuing operations and negative working capital in 2008 and 2007.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
May 15, 2009

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$1,764	$976
VAT receivable	8,777	-
Total Current Assets	10,541	976

EQUIPMENT, net accumulated depreciation of $2,206	16,002	-

MEDICAL REGISTRATION RIGHTS, net accumulated amortization of $736,000	13,864,000	-

Total Assets	$13,890,543	$976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$169,096	$85,600
Accrued salaries and related expenses	331,420	232,214
Accrued expenses	516,074	39,014
Loans payable to related parties	848,416	584,944
Total Current Liabilities	1,865,006	941,772

STOCKHOLDERS' EQUITY (DEFICIT)
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 0 and 2,179,533 at December 31, 2008 and 2007, respectively.	-	2,180
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 125,611,739 and 231,000 shares at December 31, 2008 and 2007, respectively	125,631	231
Additional paid-in capital	65,563,047	13,972,028
Accumulated deficit	(53,671,911)	(14,915,235)
Accumulated other comprehensive income	8,770	-
Total Stockholders' Equity (Deficit)	12,025,537	(940,796)

Total Liabilities and Stockholders' Equity (Deficit)	$13,890,543	$976

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

NET SALES	$9,399	$-

COST AND EXPENSES
Cost of sales	7,294	-
Impairment of goodwill	19,745,570	-
Selling, general and administrative	18,155,509	244,008
Depreciation and amortization	738,206	-
Research & development	78,305	-
Total Costs and Expenses	38,724,884	244,008

NET OPERATING LOSS	(38,715,485)	(244,008)

OTHER INCOME (EXPENSE)
Gain (loss) on foreign exchange	10,892	(61,273)
Interest expense	(52,083)	(37,423)
	(41,191)	(98,696)

LOSS FROM CONTINUING OPERATIONS	$(38,756,676)	$(342,704)

DISCONTINUED OPERATIONS
Gain from discontinued operations (less applicable income taxes of 0)	-	3,543,407
Loss from disposal of discontinued operations (less applicable income taxes of 0)	-	(788,736)
Gain from discontinued operations	-	2,754,671

NET INCOME (LOSS)	$(38,756,676)	$2,411,967

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Loss from continuing operations	$(0.44)	$(1.48)
Income from discontinued operations	-	11.92
Net Loss per Common Share	$(0.44)	$10.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	88,627,721	231,000

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES CONTINUING OPERATIONS
Net Income (Loss)	$(38,756,676)	$2,411,967
Income from discontinued operations	-	(2,754,671)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	738,206	-
Impairment of Goodwill	19,745,570	-
Stock Based Compensation	17,352,316	-
Changes in operating assets and liabilities:
Accounts receivable	8,736	-
Accounts payable	77,343	(256,578)
Accrued salaries and related expenses	99,206	148,554
Accrued expenses	477,060	37,423
Net Cash Used in Continuing Operating Activities	(258,239)	(413,305)
Net Cash Provided by Discontinued Operating Activities	-	60,803
Net Cash Used in Operating Activities	(258,239)	(352,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(18,208)	-
Net Cash Used in Investing Activities	(18,208)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	4,993	-
Advances from notes payable to related parties	263,472	403,415
Net Cash Provided by Investing Activities	268,465	403,415

EFFECT OF EXCHANGE RATE	8,770	(51,271)

INCREASE (DECREASE) IN CASH	788	(358)

CASH, BEGINNING OF YEAR	976	1,334
CASH, END OF YEAR	$1,764	$976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities
Issuance of common stock for acquisition	24,480,000	-
Assets assumed in acquisition
Cash	4,993	-
Receivable	17,513	-
Medical Registration Rights	14,600,000
Liabilities assumed	(6,153)	-

Conversion of preferred stock to common stock	75,000	-
Conversion of related party debt to preferred stock	-	600,000

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2007 and 2008

							Accumulated	Total
					Additional		Other	Stockholders
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2006	1,657,533	1,658	231,000	231	13,372,550	(17,327,202)	51,271	(3,901,492)
Conversation of Convertible Subordinated Debentures	522,000	522	-	-	599,478	-	-	600,000
Adjustment from exchange rate changes	-	-	-	-	-	-	(51,271)	(51,271)
Net income for the year ended December 31, 2007	-	-	-	-	-	2,411,967	-	2,411,967
Balance, December 31, 2007	2,179,533	2,180	231,000	231	13,972,028	(14,915,235)	-	(940,796)

Conversion of Preferred Shares to Common	(2,179,533)	(2,180)	75,000,000	75,000	(72,820)	-	-	-
Issuance of Common Stock for Acquisition at $0.51 per share	-	-	48,000,000	48,000	24,432,000	-	-	24,480,000
Issuance of Common Stock Issued for Consulting Agreement at $0.51 per Share	-	-	2,400,000	2,400	(2,400)	-	-	-
Amortization of Common Stock Issued for Consulting Agreement	-	-	-	-	306,000	-	-	306,000
Fair Value of Warrants Issued to Consultants	-	-	-	-	17,046,317	-	-	17,046,317
Fair Value of Warrants Issued for Acquisition					9,881,922			9,881,922
Adjustment from exchange rate changes	-	-	-	-	-	-	8,770	8,770
Net loss for the year ended December 31, 2008	-	-	-	-	-	(38,756,676)		(38,756,676)
Balance, December 31, 2008	-	$-	125,631,000	$125,631	65,563,047	$(53,671,911)	$8,770	$12,025,537

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE A -   NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Genmed Holding Corp. (“GENM”or the “Company”) through its wholly owned Dutch subsidiary is focusing on the delivery of low cost generic medicines directly to distribution chains throughout the world. Generic medicines, which become available when the originator medicines patents has expired, are, due to continuing governmental pressure and new insurance policies, increasingly used as equally effective alternatives to higher-priced originator pharmaceuticals by general practitioners, specialists and hospitals.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $53,671,911 since inception, had losses from continuing operations of $38,756,676 and $342,704 in 2008 and 2007 and has negative working capital of $1,854,465.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2008 at the period end exchange rate of €1.00 to US$ 1.4097.  Statement of Operations amounts for the year ended December 31, 2008 were translated using the average rates during the periods of €1.00 to US$ 1.47134. For the year ended December 31, 2007 all amounts were recorded in US Dollars and no currency exchange rates were used. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2008 or 2007.

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Revenue Recognition

For the year 2008, the Company had net sales of $9,399.  The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  The Company intends to provide countries within the EU and some countries outside the EU with generic drugs at considerable lower prices than other suppliers. For this purpose we make agreements with manufacturers within Europe who produce drugs that meet EU and FDA standards. The Company expects to conduct its business with a low overhead, lower than that of the other companies in this market. This is possible because the Company will execute its affairs as much as possible as an agency in order to keep its costs low. The main activity of the agency is to provide the registration requirements and quality control. The Company’s buyers will take care of the logistics, storage and marketing. The Company will take a fee for the registration ownership of the drugs and a commission on the delivered goods.

Research and Development Costs

All research and development costs are expenses as incurred.

Impairment of Long-Lived Assets

The Company reviews property and medical registration rights for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If  property and medical registration rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.  There was no impairment in 2008 or 2007.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.”  Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In order to test goodwill under SFAS 142, a determination of the fair value of the Company’s reporting units for its goodwill valuation and is based upon, among other things, estimates of future operating performance of the reporting unit being valued.  Changes in market conditions, among other factors may have an impact on these estimates.

Reclassifications

Certain amounts from the prior year have been reclassified to be consistent with the current period.

Recent Accounting Pronouncements

 In September 2006, the FASB No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).  In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 159 did not have a material impact on the consolidated results of operations, cash flows or financial position.

In June 2007 the FASB ratified Emerging Issues Task Force (ËITF”) No.07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expenses when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 on January 1, 2008.  Adoption of EITF 07-3 did not have a material impact on the consolidated results of operations, cash flows or financial position..

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the  preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption did not have a material impact on the Company's consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE C – AGREEMENTS

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

Subsequent to December 31, 2008, on or around April 11, 2009, the Preferred Shareholders entered into a Release and Settlement Agreement in which the parties agreed to the cancellation of all the warrants and to the cancellation and re-issuing of certain shares of Common Stock that were issued pursuant to the General Release and Settlement Agreement of April 17, 2008.

Pursuant to the Release and Settlement Agreement of April 11, 2009, such shares of common stock of the Company are now issued as follows:

Shareholder	Common Stock
Total Look B.V.	62,678,826 shares
Dojo Enterprises, Ltd.	1,120,107 shares
Hyperion Fund, L.P.	1,760,428 shares
Diane Breitman, as Trustee of The Morpheus 2005 Trust	2,720,000 shares
Burton Partners, LLC	2,240,213 shares
Picasso, LLC	2,240,213 shares
Glacier, LLC	2,240,213 shares

TOTAL	75,000,000 shares

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Subsequent to December 31, 2008, on or around April 11, 2009, the ‘Shareholders’ entered into a Release and Settlement Agreement in which the parties agreed to the cancellation of all the warrants that were issued pursuant to the Stock Exchange Agreement of April 17, 2008.
The fair value of the assets acquired is as follows:

Cash	$4,993
Receivables	17,513
Fair Value of Medical Registration Rights	14,600,000
Liabilities Assumed	(6,153)
14,616,353
Fair value of 48,000,000 shares @ $0.51 per share	34,361,923
Impairment of Goodwill	$19,745,570

The Medical Registration Rights represent a distribution agreement with Atabay Group to distribute generic drugs in various European Union and other countries outside the European Union as well as the registration rights to Paracetamol (acetaminophen), a generic form of Tylenol, in the European Union.  These rights are being amortized over their estimated useful life of 10 years.  Amortization expenses for the year ended December 31, 2008 was $736,000.  Estimated future amortization for the next five years is as follows:

2009	$1,460,000
2010	1,460,000
2011	1,460,000
2012	1,460,000
2013	1,460,000

Subsequent to the acquisition of Genmed BV, the Company tested the business unit for impairment.  As a result, the Company determined that the Goodwill was impaired and wrote of the entire balance of $19,745,570.

Reverse Split

On October 22, 2007, the Company's board of directors and majority of its shareholders approved a 1-for-2000 reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share, pursuant to which each two thousand shares of the Company’s issued and outstanding Common Stock would be combined and consolidated into one share of common stock and authorized the board of directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of preferred stock from its authorized 5,000,000 shares of preferred stock. On January 28, 2008, the reverse stock split of the Company became effective.  The consolidated financial statements reflect the effect of this stock split for all periods presented.

Change of Name

On December 12, 2007, the Company's board of directors and majority of its shareholders approved the change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada.

Change in Management

Mr. Roy Piceni resigned from his position as Chief Executive Officer and director of Genmed Holding Corp. (the “Company”) on April 17, 2008.

The Board of Directors appointed Mr. Erwin R. Bouwens as the Chief Executive Officer, President, and director of the Company on April 17, 2008. Mr. Randy Hibma, who has served as the Company’s Chief Financial Officer since 2004, remained as the Company’s Chief Financial Officer and was appointed to also serve as Vice President and Secretary of the Company on April 17, 2008.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Consulting Agreements

On April 17, 2008, the Company, entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and securing valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London was to receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, 2,400,000 shares of restricted common stock and 2,400,000 warrants to purchase the Company’s common stock as compensation for its consulting services.

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

Subsequent to December 31, 2008, on or around April 11, 2009, the Company and London Finance Group entered into a Release and Settlement Agreement in which the parties agreed to rescind the Consultancy Agreement entered into by the Company and the London Finance Group on April 17, 2008 and to cancel the shares and warrants that have been issued pursuant to the Consulting Agreement as well as to waive all monies owed by the Company to the London Finance Group as part of the same Consulting Agreement.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

The Company has received advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2008 and 2007 aggregate $848,416 and $584,944 respectively.

 NOTE E -  INCOME TAXES

The Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2008 and 2007, these differences resulted in a deferred tax asset of approximately $1,187,000 and $920,000, respectively.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, he Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2008 and 2007.

The Company's net operating loss carry forwards amounted to approximately $4,000,000 at December 31, 2008, which will expire through 2028.

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE F -  STOCKHOLDERS' DEFICIT

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

Transactions involving options are summarized as follows:

Balance December 31, 2006	12,154	$132.00
Options granted in 2007
Options exercised in 2007
Balance December 31, 2007	12,154	$132.00
Options granted in 2008
Options exercised in 2008
Balance December 31, 2008	12,154	$132.00

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

Information concerning stock options outstanding at December 31, 2008 is as follows:

Exercise Price	Number Outstanding	Contractual Life	Remaining Number Exercisable
$132,00	12.154	5 years	12.154

Reserved Shares

At December 31, 2008, the Company has reserved 12,154 shares of its common stock under existing option agreements.

NOTE G -  EMPLOYMENT CONTRACT

On  October 1, 2008, the Company renewed the employment contract with the Chief Financial Officer. The agreement is indefinite and calls for an annual salary of $99,600 per year.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE H -  LITIGATION

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

The Company has been named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, Case No. 08-79227CA25. The Company’s former Chief Executive Officer, Jerri Palmer, has instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment.  Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from December 5, 2005, until her resignation on May 19, 2006. The Company believes that Ms. Palmer’s claims are without merit and intends to vigorously defend itself. The Company has alleged counter claims against Ms. Palmer for breach of contract and breach of fiduciary duty.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                               AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

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

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have reviewed our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The Certifying Officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and/or material weaknesses.

ITEM 9A(T).       CONTROLS AND PROCEDURES

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

Management of the Company, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 not pursuant to any established framework other than their review of the Company’s procedures for financial reporting and their review of the Company’s current reporting obligations. In connection with this evaluation, Company management did not identify any material deficiencies. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

On April 17, 2008, the Company entered into a Stock Exchange Agreement whereby the Company acquired 100% of the outstanding capital stock of Genmed B.V., a company organized in The Netherlands, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and warrants to purchase 24,000,000 shares of restricted common stock of GenMed at an exercise price of $0.10 per share.  Also On April 17, 2008, the Company also entered into a General Release and Settlement Agreement with certain entities whereby the Company issued 75,000,000 shares of its restricted common stock, and issued warrants to purchase 39,000,000 shares of common stock of the Company, to such entities in order to settle all accounts and disputes between the Company and such entities.

On April 17, 2008, the Company entered into a consulting agreement with London Finance Group, Ltd. whereby the Company issued 2,400,000 shares of its restricted common stock, and issued warrants to purchase 2,400,000 shares of common stock of the Company to London Finance Group, Ltd. Also on April 17, 2008, the Company entered into a consulting agreement with Total Look, B.V.

On April 17, 2008, Mr. Roy Piceni, resigned as the Company’s Chief Executive Officer, and Mr. Erwin R. Bouwens was appointed as Chief Executive Officer, President, and director of the Company, effective April 17, 2008.

Subsequent to December 31, 2008, on or around April 11, 2009, the parties to the Stock Exchange Agreement, General Release and Settlement Agreement, and the consulting agreement described above agreed and formalized by written agreement to the cancellation of all of the warrants issued to such agreements, and to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and to the cancellation of the consulting agreement with the London Finance Group, including the cancellation of the shares and warrants that have been issued to the London Finance Group as part of this agreement. See Exhibit 1.02 hereto, Release and Settlement Agreement between the Company, Joost de Metz , Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV , Total Look, BV , London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust , The Morpheus 2005 Trust dated December 1, 2005 , Burton Partners, LLC , Picasso, LLC  and Glacier, LLC

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position
Erwin R. Bouwens	46	4/2008	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	37	1/2004	Chief Financial Officer, Director

Roy Piceni	40	12/2003	N/A

 Mr. Erwin R. Bouwens – Chief Executive Officer and President. Mr. Bouwens is an entrepreneur who owns six restaurants and more than forty buildings and apartments through E.R. Bouwens Holding B.V. In the year 2000, Mr. Bouwens began De Witte Raaf, an occupational health care services company organized in The Netherlands, and in 1999, Mr. Bouwens began Medical Network Holding B.V. Mr. Bouwens maintains a majority interest in De Witte Raaf and Medical Network Holding B.V. In 1981, Mr. Bouwens completed his technical education in building and water projects.

Mr. Randy Hibma - Chief Financial Officer, Vice-President. From 2004 to the present, Mr. Hibma has been employed with the Company, and has served as Chief Financial Officer since May 23, 2005. From 2000 to 2003, Mr. Hibma served as Financial Controller of the Satellite Newspapers group of companies and affiliated companies. Prior to joining the Company, Mr. Hibma was manager of the Nostro department at Banque Parisbas Bank and manager at the Foreign Payment Department of ABN AMRO Bank.

Mr. Roy Piceni - Mr. Piceni served as Chief Executive Officer of the Company from December 19, 2003 until December 5, 2005. Between December 5, and May 19, 2006, the Company Chief Executive Officer was Ms. Jerri Palmer. After the resignation of Ms. Palmer, Mr. Piceni again became the Chief Executive Officer of the Company, remaining in that position until April 17, 2008. Prior to joining our Company, Mr. Piceni was the founder of Satellite Newspapers Worldwide and has been its Chief Executive Officer since 2000. From 1995 to 2000, Mr. Piceni was employed with Eurostar as its Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

According to our records, Erwin R. Bouwens and Roy Piceni have not filed their Form 3’s in a timely manner.

Code of Ethics

In 2005, the Company adopted a “Code of Ethics” that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, and persons performing similar such functions.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Erwin R. Bouwens	2008	$0	$0	$0	$0		$0
Chief Executive Officer

Randy Hibma	2008	$69,900	$0	$0	$0		$69,900
Chief Financial Officer	2007	$60,000	$0	$0	$0		$60,000
	2006	$60,000	$0	$0	$0		$60,000

Roy P. Piceni (1)	2008	$36,000	$0	$0	$0	$
	2007	$140,000	$0	$0	$0		$140,000
	2006	$140,000	$0	$0	$0		$140,000

(1) Former Chief Executive Officer of the Company effective April 17, 2008.

Employment Contracts

The Company currently has one employment agreement with Mr. Randy Hibma, the Company’s Chief Financial Officer. The employment agreement between Mr. Hibma commenced October 1, 2006 and which has been renewed on October 1, 2008 provides for a monthly salary of approximately $8,300 per month plus reasonable travel expenses.

Option Contracts

On December 1, 2004, the Company granted options to purchase 24,309,000 pre-split shares of the Company's common stock to consultants with an exercise price of $0.06 per share.  Such options vested immediately and will expire five years from the issuance date. The compensation associated with these options was expensed in 2004. The Company’s former Chief Executive Officer and Chief Financial Officer were recipients of options to purchase common stock of the Company in such stock option plan as follows (stated in share amounts prior to the Company’s January 28, 2008, 1-for-2000 reverse stock split):

Name	Number of Shares	Option Price
Roy P. Piceni	5,475,000	$.06
Randy Hibma	2,102,400	$.06

Adjusted for the Company’s 1-for-2000 reverse stock split of January 28, 2008, the Company’s aggregate common stock options of December 1, 2004 equal 12,154 shares of the Company’s common stock with an exercise price of $132.00 per share.  Adjusted for the Company’s 1-for-2000 reverse stock split of January 28, 2008, Mr. Piceni has options to purchase 2737, and Mr. Hibma has options to purchase 1051 shares of the Company’s common stock.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                               AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008. The information in this table provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors;
▪	each of our executive officers; and
▪	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Erwin R. Bouwens Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	91,038,826	(1)(2)	73.9%

Common Stock	Randy Hibma Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	1,051	(3)	0.0%

Common Stock	Officers and Directors as a group (two persons)	91,039,877		73.9%

(1)
Mr. Bouwens’ share ownership consists of 29,860,000 shares of common stock held by E.R. Bouwens  Beheermaatschappij B.V., 6,000,000 shares of common stock held by Medical Network Holding B.V. (Mr.       Bouwens is owner and controlling officer of both entities), and 55,178,826 shares of common stock held by Total Look B.V., of which Mr. Bouwens is a 50% owner.

(2)
Mr. Bouwens has a contractual right of first refusal to purchase 6,000,000 shares of common stock of Mr. J.E. de     Metz and 6,000,000 shares of common stock of Mr. W. Blijleven. If Mr. Bouwens were to acquire all 12,000,000       shares of common stock, assuming the same number of outstanding shares, his ownership would then consist of          103,038,826 shares of common stock of the Company, or 83.6% of the common stock of the Company.

(3)	Represents shares of common stock of the Company that Mr. Hibma has an option to acquire at $132 per share on or before December 2009.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                              AND DIRECTORINDEPENDENCE

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

On June 28, 2006, Media Finance en Suisse Holding GmbH converted $2,100,000 of its convertible debentures into Class A Preferred Stock of the Company. The conversion rate of the debenture was $0.0015, being 50% of the closing stock price at June 28, 2006.  On January 12, 2007, Media Finance en Suisse Holding GmbH converted the final $600,000 of its debentures into Class A Preferred Stock of the Company. The conversion rate used for this conversion was $0.00115, being 50% of the closing stock price at January 12, 2007. The Company issued shares of its preferred stock because authorized common stock was unavailable. The Company issued shares of its preferred stock because authorized common stock was unavailable.  Such preferred stock was thereafter converted into shares of common stock of the Company pursuant to the General Release and Settlement Agreement of April 17, 2008.

Note. The Company has received advances from individuals related to the former Chief Executive Officer at various times for working capital and to fund required operating expenses. Such advances are unsecured and bear interest as the rate of 8% per year.  The amount outstanding including unpaid interest as of December 31, 2008 and December 31, 2007 aggregate $861,891 and $587,533, respectively.

Acquisition of Genmed B.V.. On April 17, 2008, Genmed Holding Corp. ("Genmed," or the “Company”) entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV (“MNH,” and collectively with de Metz, Blijlevens and Bouwens, the “Shareholders”). The Shareholders were holders of 100% of the outstanding capital stock of Genmed BV (“GMBV”), a company organized in The Netherlands.

Pursuant to the Stock Exchange Agreement, Genmed agreed to purchase from the Shareholders 18,000 restricted shares of the registered and outstanding capital stock of GMBV (the “GMBV Shares”), representing 100% of its outstanding capital stock, for a purchase price equal to 48,000,000 shares of restricted common stock of Genmed and the issuance of 24,000,000 warrants at $0.10 per share.

Subsequent to December 31, 2008, on or around April 11, 2009, the ‘Shareholders’ entered into a Release and Settlement Agreement in which the parties agreed to the cancellation of all the warrants that have been issued pursuant to the Stock Exchange Agreement of April 17, 2008.

The fair value of the assets acquired is as follows:

Cash	$4,993
Receivables	17,513
Fair Value of Medical Registration Rights	14,600,000
Liabilities Assumed	(6,153)
14,616,353
Fair value of 48,000,000 shares @ $0.51 per share	34,361,923
Impairment of Goodwill	$19,745,570

ITEM 14.             PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2008	FISCAL YEAR 2007

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$32,380	$39,050

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2008	FISCAL YEAR 2007

Meyler & Company, LLC	$32,380	$39,050

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Exhibits:

Exhibit Number	Document Description
3.1
Corporate Charter of Beck & Co. as filed with the Nevada Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 4, 2000.

3.2	Bylaws of Beck & Co., incorporated by reference from the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 1999.

3.3
Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

3.4
Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on September 11, 2000, changing the name of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

3.5
Amendment to the Company’s Articles of Incorporation as filed with the Nevada Secretary of State on September 12, 2000, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

3.6
Amendment to the Company’s Articles of Incorporation whereby the authorized number of shares of the Company’s common stock increased from 200,000,000 to 500,000,000, incorporated by reference herein from Exhibit 3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and as filed with the Nevada Secretary of State on August 23, 2004.

3.7
Amendment to the Company’s Articles of Incorporation whereby the Company changed its corporate name, incorporated by reference herein from Exhibit 3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.

3.8
Amendment to the Company’s Articles of Incorporation whereby the Company changed its corporate name, as filed with the Nevada Secretary of State on December 12, 2007, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

3.9
Stock Exchange Agreement between the Company and Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV dated April 17, 2008, incorporated herein by reference from Exhibit 9.2 to the Form 8-K of the Company filed on May 2, 2008.

3.10	General Release and Settlement Agreement, incorporated herein by reference from Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

3.11	Consulting Agreement between the Company and London Finance Group, Ltd., incorporated herein by reference from Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

10.1
Settlement Agreement between the Company and Mssrs. Fred De Vries and Renato Mariani, incorporated by reference herein from Exhibit 10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2007, File No. 07721776.

10.2
Release and Settlement Agreement between the Company, Joost de Metz , Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV , Total Look, BV , London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust , The Morpheus 2005 Trust dated December 1, 2005 , Burton Partners, LLC , Picasso, LLC  and Glacier, LLC

10.3	Employment Contract between the Company and Randy Hibma, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.4	Ethics Code of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENMED HOLDING CORP.

Dated: May 15, 2009	/s/ Erwin R. Bouwens
Erwin R. Bouwens, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 15, 2009	/s/ Randy Hibma
Chief Financial Officer