Form 10-Q
period 2009-03-31
Genmed Holding Corp
filed 2009-05-20
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 123,211,739 shares of common stock as of May 20, 2009.

GENMED HOLDING CORP.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,216	$1,764
VAT receivable	10,744	8,777
Total Current Assets	13,960	10,541

EQUIPMENT, net accumulated depreciation of $5,023 and $2,206	14,156	16,002

MEDICAL REGISTRATION RIGHTS, net accumulated amortization of $1,101,000 and $736,000	13,504,000	13,864,000

Total Assets	$13,532,116	$13,890,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$172,114	$169,096
Accrued salaries and related expenses	337,129	331,420
Accrued expenses	652,733	516,074
Loans payable to related parties	971,216	848,416
Total Current Liabilities	2,133,192	1,865,006

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 0 at March 31, 2009 and December 31, 2008, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 125,611,739 shares at March 31, 2009 and December 31, 2008, respectively	125,612	125,612
Additional paid-in capital	65,665,066	65,563,066
Accumulated deficit	(54,403,062)	(53,671,911)
Accumulated other comprehensive income	11,308	8,770
Total Stockholders' Equity	11,398,924	12,025,537

Total Liabilities and Stockholders' Equity	$13,532,116	$13,890,543

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008

COST AND EXPENSES
Selling, general and administrative	$314,358	$69,866
Depreciation and amortization	360,829	-
Research & development	32,861	-
Total Costs and Expenses	708,048	69,866

NET OPERATING LOSS	(708,048)	(69,866)

OTHER EXPENSE
Loss on foreign exchange	(6,421)	(11,641)
Interest expense	(16,682)	-
Total Other Expenses	(23,103)	(11,641)

NET LOSS	$(731,151)	$(81,507)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	125,611,739	211,739

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(731,151)	$(81,507)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	360,829	-
Stock Based Compensation	102,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	-
Accounts payable	3,018	1,015
Accrued salaries and related expenses	5,709	50,641
Accrued expenses	136,659	11,640
Net Cash Used in Operating Activities	(124,903)	(18,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from notes payable to related parties	122,800	18,178
Net Cash Provided by Investing Activities	122,800	18,178

EFFECT OF EXCHANGE RATE	3,555	-

INCREASE (DECREASE) IN CASH	1,452	(33)

CASH, BEGINNING OF PERIOD	1,764	976
CASH, END OF PERIOD	$3,216	$943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities
Conversion of related party debt to preferred stock	-	600,000

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $54,403,062 and has negative working capital of $2,119,232.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 3 – GENERAL

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

Pursuant to the General Release Agreement, the Company issued 39,000,000 warrants to the Preferred Shareholders, which were subsequently cancelled, to purchase shares of common stock of the Company.

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
MARCH 31, 2009

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the three-month period ended March 31, 2009.

During the three-month period ended March 31, 2009, the Company continued developing its business, and  entered into negotiations with distributors in Venezuela, Nigeria, and Morocco to sell a number of products.  The Company hopes that these negotiations will finally result in sales orders, though the Company anticipates that  actual sales will  take some time to develop  due to the registration requirements in such countries. The Company believes that the registration process in such countries is less costly and less time consuming than the registration process for countries within the European Union, and hopes to be able to start selling its products in a reasonable time.

On April 17, 2008, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with Genmed BV resulting in Genmed BV becoming a wholly owned subsidiary of the Company.  Also on April 17, 2008, the Company entered into a General Release and Settlement Agreement (the “General Release and Settlement Agreement) and a consulting agreement with London Finance Group. See Exhibits 10.1, 10.2, and 10.3 incorporated by reference hereto.

Subsequent to March 31, 2009, in April 2009, the parties to the Stock Exchange Agreement, the General Release and Settlement Agreement and the consulting agreement described above , agreed and formalized by written agreement, to the cancellation of all of the warrants issued pursuant to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with the London Finance Group, including the cancellation of the shares and warrants that have been issued to the London Finance Group as part of such consulting agreement. See Exhibit 10.4 hereto, Release and Settlement Agreement between the Company, Joost de Metz , Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV, Total Look, BV, London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust, The Morpheus 2005 Trust dated December 1, 2005, Burton Partners, LLC, Picasso, LLC,  and Glacier, LLC.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $54,403,062 and has negative working capital of $2,199,232. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 449% to $314,358 during the three month period ended March 31, 2009 as compared to $69,866 for the comparable period in 2008. Such increase is due primarily to the continuing efforts of the Company in developing its business.

Depreciation and Amortization. The Company incurred $360,829 in depreciation and amortization during the three month period ended March 31, 2009, compared to no such impairment during the three month period ended March 31, 2008. Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Research and Development. The Company incurred $32,861 in research and development expenses during the three month period ended March 31, 2009, as compared to no such comparable expenses during the three month period ended March 31, 2008. Such increase is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $708,048 for the period ended March 31, 2009, as compared with $69,866 for the period ended March 31, 2008.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange of $6,421 during the period ended March 31, 2009, compared to a loss on foreign exchange of $11,641 during the period ended March 31, 2008. The Company incurred interest expenses of $16,682 during the period ended March 31, 2009, as compared to no such interest expense during the comparable period in 2008.

Net Gain (Loss). The Company incurred a net loss of $731,151 during the period ended March 31, 2009, as compared with a net loss of $81,507 for the period ended March 31, 2008. The increase in net loss was due primarily to the Company’s increased expenses, new depreciation and amortization and research and development expenses.

Liquidity and Capital Resources

At March 31, 2009, the Company had $13,532,116 of total net assets. Total assets consisted of $3,216 in cash, $10,744 in VAT receivables, $14,156 in equipment (net with accumulated depreciation of $5,023), and $13,504,000 in medical registration rights (net with accumulated amortization of $1,101,000).

The Company's stockholders’ equity was $12,025,537 at December 31, 2008, compared to a stockholders’ equity of $11,398,924 at March 31, 2009.

As of March 31, 2009, the Company was relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company, through its Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to March 31, 2009, in April 2009, the parties to the Stock Exchange Agreement,  the General Release and Settlement Agreement, and the consulting agreement with London Finance Group, agreed and formalized by written agreement, to the cancellation of all of the warrants issued to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with London Finance Group, including the cancellation of the shares and warrants that were issued to London Finance Group as part of such agreement. See Exhibit 10.4 hereto.

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

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

See Part II, Item 2., Unregistered Sales of Equity Securities and Use of Proceeds, above.

Item 6. Exhibits

Exhibit 10.1
Stock Exchange Agreement between the Company and Joost de Metz (“de Metz”), WillemBlijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BVdated April 17, 2008, incorporated herein by reference to Exhibit 9.2 to the Form 8-K currentreport of the Company filed on May 2, 2008.

Exhibit 10.2	General Release and Settlement Agreement, incorporated herein by reference to Exhibit 9.1to the Form 8-K current report of the Company filed on May 2, 2008.

Exhibit 10.3	Consulting Agreement between the Company and London Finance Group, Ltd.,incorporatedherein by reference to Exhibit 9.1 to the Form 8-K current report of the Company filed on May2, 2008.

Exhibit 10.4
Release and Settlement Agreement between the Company, Joost de Metz , WillemBlijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV , TotalLook, BV , London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust , The Morpheus 2005 Trust dated December 1, 2005 , Burton Partners, LLC , Picasso, LLC  and Glacier, LLC, incorporated herein by reference to Exhibit 10.2 to the Form 10-K annual report of the Company filed on May 15, 2009.

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

Dated: May 20, 2009	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary