Form 10-Q
period 2009-06-30
Genmed Holding Corp
filed 2009-08-19
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

N/A
___________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 123,211,739 shares of common stock as of August 18, 2009.

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,480	$1,764
Accounts receivable	28,097	-
VAT receivable	2,546	8,777
Total Current Assets	33,123	10,541

EQUIPMENT, net accumulated depreciation of $3,896 and $2,206	14,157	16,002

MEDICAL REGISTRATION RIGHTS, net accumulated amortization
of $1,460,000 and $736,000	13,140,000	13,864,000

Total Assets	$13,187,280	$13,890,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$190,733	$169,096
Accrued salaries and related expenses	353,387	331,420
Accrued expenses	327,277	516,074
Convertible debentures	925,000	-
Discount on convertible debentures	(462,500)	-
Loans payable to related parties	237,874	848,416
Total Current Liabilities	1,571,771	1,865,006

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; issued and outstanding- 0 and 2,179,533 at
June 30, 2009 and December 31, 2008, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 123,211,739 and 125,611,739 shares at
June 30, 2009 and December 31, 2008, respectively	123,212	125,612
Additional paid-in capital	66,129,966	65,563,066
Accumulated deficit	(54,628,745)	(53,671,911)
Accumulated other comprehensive income (loss)	(8,924)	8,770
Total Stockholders' Equity	11,615,509	12,025,537

Total Liabilities and Stockholders' Equity	$13,187,280	$13,890,543

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES	$49,775	$-	$49,775	$-

COST AND EXPENSES:
Selling, general and administrative	165,458	353,455	479,816	423,321
Depreciation and amortization	364,873	-	725,702	-
Impairment of goodwill	-	9,863,647	-	9,863,647
Research & development	7,826	24,607	40,687	24,607
Total Costs and Expenses	538,157	10,241,709	1,246,205	10,311,575

NET OPERATING LOSS	(488,382)	(10,241,709)	(1,196,430)	(10,311,575)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	285,000	-	285,000	-
Loss on foreign exchange	(5,806)	-	(12,227)	-
Interest expense	(16,495)	(12,003)	(33,177)	(23,644)
Total Other Income (Expense)	262,699	(12,003)	239,596	(23,644)

NET LOSS	$(225,683)	$(10,253,712)	$(956,834)	$(10,335,219)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$-	$(0.20)	$(0.01)	$(0.20)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	123,478,406	51,198,552	124,545,072	51,198,552

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(956,834)	$(10,335,219)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	725,702	-
Impairment of goodwill	-	9,863,647
Stock Based Compensation	102,000	102,000
Changes in operating assets and liabilities:
Accounts receivable	(28,097)	-
VAT receivable	6,231	15,334
Accounts payable	21,637	46,325
Accrued salaries and related expenses	21,967	208,643
Accrued expenses	(188,797)	67,385
Net Cash Used in Operating Activities	(296,191)	(31,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipemt	-	(18,407)
Net Cash Used in Investing Activities	-	(18,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	-	4,993
Advances from notes payable to related parties	314,458	48,670
Net Cash Provided by Investing Activities	314,458	53,663

EFFECT OF EXCHANGE RATE	(17,551)	(1,481)

INCREASE (DECREASE) IN CASH	716	1,890

CASH, BEGINNING OF PERIOD	1,764	976
CASH, END OF PERIOD	$2,480	$2,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities:
Conversion of related party debt to preferred stock	-	600,000
Conversion of related party debt to convertible debenture	925,000	-
Beneficial conversion feature on convertible debenture	462,500
Cancellation of common stock	2,400

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $54,628,745 and has negative working capital of $1,538,648.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
JUNE 30, 2009

NOTE 3 – GENERAL (Continued)

General Release and Settlement Agreement (Continued)

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 – GENERAL (Continued)

Stock Exchange Agreement (Continued)

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

 Subsequent to December 31, 2008, on or around April 11, 2009, the Company and London Finance Group entered into a Release and Settlement Agreement in which the parties agreed to rescind the Consultancy

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 – GENERAL (Continued)

Consulting Agreements (Continued)

Agreement entered into by the Company and the London Finance Group on April 17, 2008 and to cancel the shares and warrants that have been issued pursuant to the Consulting Agreement as well as to waive all monies owed by the Company to the London Finance Group as part of the same Consulting Agreement.  As part of this agreement, the Company recognized $285,000 as a Gain on the cancellation of the amounts due under the consulting agreements.

NOTE 4 – CONVERTIBLE NOTE

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000 bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on June 30, 2010.  A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.  As such, the beneficial conversion feature of $462,500 is included as a discount to the convertible debenture at June 30, 2009.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on January 1, 2009 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after January 1, 2009.  Adoption of SFAS 141R did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted SFAS 160 on January 1, 2009.  Adoption of SFAS 160 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after January 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement,  subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations.  The FSP will carry forward the requirements in

SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The FSP will have the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of this FSP did not have a material impact on the Company results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This SFAS is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the six-month period ended June 30, 2009.

During the six-month period ended June 30, 2009, the Company continued developing its business, and entered into negotiations with distributors in Venezuela, Nigeria, and Morocco to sell a number of products. The Company hopes that these negotiations will finally result in sales orders, though the Company anticipates that actual sales will take some time to develop due to the registration requirements in such countries. The Company believes that the registration process in such countries is less costly and less time consuming than the registration process for countries within the European Union, and hopes to be able to start selling its products in a reasonable time.

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

In April 2009, the parties to the Stock Exchange Agreement, the General Release and Settlement Agreement and the consulting agreement described above, agreed and formalized by written agreement, to the cancellation of all of the warrants issued pursuant to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with the London Finance Group, including the cancellation of the shares and warrants that have been issued to the London Finance Group as part of such consulting agreement. See Exhibit 10.4 hereto, Release and Settlement Agreement between the Company, Joost de Metz, Willem Blijleven, E.R. Bouwens Beheermaatschappij B.V., Medical Network Holding BV, Total Look, BV, London Finance Group, Ltd., Dojo Enterprises, LLC, Hyperion Fund, L.P., The Palisades Capital, LLC 401(k) Profit Sharing Trust, The Morpheus 2005 Trust dated December 1, 2005, Burton Partners, LLC, Picasso, LLC, and Glacier, LLC.

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

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $54,628,745 and has negative working capital of $1,538,648. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

Net Sales. The Company had $49,775 in net sales for the three months ended June 30, 2009 compared to no sales for the three months ended June 30 2008. Such net sales primarily consisted of consulting services and did not include any sales of generic drug products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses decreased 46.8% to $165,458 during the three month period ended June 30, 2009 as compared to $353,455 for the comparable period in 2008. The decrease was due primarily to the cancellation of the Consultancy Agreement with the London Finance Group on or around April 11, 2009.

Depreciation and Amortization. The Company incurred $364,873 in depreciation and amortization during the three months ended June 30, 2009, compared to no such impairment during the three months ended June 30, 2008.  Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Impairment of Goodwill. The Company incurred no impairment of goodwill during the three months ended June 30, 2009, compared to $9,863,647 of impairment during three months ended June 30, 2008.

Research and Development.  The Company incurred $7,826 in Research and Development expenses during the three months ended June 30, 2009, as compared to $24,607 in Research and Development expenses during the three months ended June 30, 2008. Such decrease is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $488,382 for the period ended June 30, 2009, as compared with $10,241,709 for the period ended June 30, 2008.

Gain on Cancellation of Consulting Agreement. The Company incurred a gain on the cancellation of its consulting agreement with the London Finance Group during the three months ended June 30, 2009, of $285,000, compared to no such gain in the three months ended June 30, 2008.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange in during the period ended June 30, 2009 of $5,806 compared to no loss for the period ended June 30, 2008. The Company incurred interest expenses of $16,495 during the three month period ended June 30, 2009, as compared to $12,003 during the comparable period in 2008; an increase of 37.4%. The increase in interest expense was due primarily to the interest bearing advances which the Company received during 2008 and 2009 for operational expenses.

Net Gain (Loss). The Company incurred a net loss of $225,683 during the period ended June 30, 2009, as compared with a net loss of $10,253,712 for the period ended June 30, 2008. The decrease in net loss was due primarily to impairment of the Goodwill in the second quarter of 2008.

Comparison of the six months ended June 30, 2009 and 2008

Net Sales. The Company had $49,775 in net sales for the six months ended June 30, 2009 compared to no sales for the six months ended June 30 2008. Such net sales primarily consisted of consulting services and did not include any sales of generic drug products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 13.3% to $479,816 during the six month period ended June 30, 2009 as compared to $423,321 for the comparable period in 2008.

Depreciation and Amortization. The Company incurred $725,702 in depreciation and amortization during the six months ended June 30, 2009, compared to no such impairment during the six months ended June 30, 2008.  Such new depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Impairment of Goodwill. The Company incurred no impairment of goodwill during the six months ended June 30, 2009, compared to $9,863,647 of impairment during six months ended June 30, 2008.

Research and Development.  The Company incurred $40,687 in Research and Development expenses during the six months ended June 30, 2009, as compared to $24,607 in Research and Development expenses during the six months ended June 30, 2008. Such decrease is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,196,430 for the six month period ended June 30, 2009, as compared with $10,311,575 for the six month period ended June 30, 2008.

Gain on Cancellation of Consulting Agreement. The Company incurred a gain on the cancellation of its consulting agreement with the London Finance Group during the six months ended June 30, 2009, of $285,000, compared to no such gain in the six months ended June 30, 2008.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange in during the six month period ended June 30, 2009, of $12,227, compared to no loss for the six month period ended June 30, 2008. The Company incurred interest expenses of $33,177 during the six month period ended June 30, 2009, as compared to $23,644 during the comparable period in 2008; an increase of 40.3%. The increase in interest expense was due primarily to the interest bearing advances which the Company received during 2008 and 2009 for operational expenses.

Net Gain (Loss). The Company incurred a net loss of $956,834 during the six month period ended June 30, 2009, as compared with a net loss of $10,335,219 for the six month period ended June 30, 2008. The decrease in net loss was due primarily to impairment of the Goodwill in the second quarter of 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had $13,187,280 of total net assets. Total assets consisted of $2,480 in cash, $28,097 in accounts receivable, $2,546 in VAT receivables, $18,053 in equipment, $14,600,000 in medical registration rights, and less $1,463,896 of depreciation.

The Company's working capital deficit was $191,902 at June 30, 2008, compared to a working capital equity of $1,538,648 at June 30, 2009.

At June 30, 2009, the Company had acquired its wholly owned subsidiary Genmed BV and was in the process of developing its business of the distribution and sale of generic drugs. The Company had $49,775 in revenues during the three months ended June 30, 2009 and had no revenues during the three months ended June 30, 2008.

As of June 30, 2009, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On or around April 8, 2009, the parties to the Stock Exchange Agreement, the General Release and Settlement Agreement, and the consulting agreement with London Finance Group, agreed and formalized by written agreement, to the cancellation of all of the warrants issued to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with London Finance Group, including the cancellation of the shares and warrants that were issued to London Finance Group as part of such agreement. See Exhibit 10.4 hereto.

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

Convertible Note

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000 bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share. The Secured Promissory Note is due on June 30, 2010. A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note. As such, the beneficial conversion feature of $462,500 is included as a discount to the convertible debenture at June 30, 2009. See Exhibit 10.5, Premium Secured Convertible Note Agreement between the Company, G.M.W. Hibma, and Total Look B.V., dated June 30, 2009, attached hereto.

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds, above.

Item 6 Exhibits

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

Exhibit 10.4
Release and Settlement Agreement between the Company, Joost de Metz, Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V., Medical Network Holding BV, Total Look, BV, London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust, The Morpheus 2005 Trust dated December 1, 2005, Burton Partners, LLC, Picasso, LLC  and Glacier, LLC, incorporated herein by reference to Exhibit 10.2 to the Form 10-K annual report of the Company filed on May 15, 2009.

Exhibit 10.5	Premium Secured Convertible Note Agreement between the Company, G.M.W. Hibma, and Total Look B.V. dated June 30, 2009.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2009	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary