Form 10-Q
period 2009-09-30
Genmed Holding Corp
filed 2009-11-19
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 123,211,739 shares of common stock as of November 18, 2009.

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,479	$1,764
Accounts receivable	29,184	-
VAT receivable	5,259	8,777
Total Current Assets	42,922	10,541

EQUIPMENT, net OF accumulated depreciation of $4,992 and $2,206	13,759	16,002

MEDICAL REGISTRATION RIGHTS, net of accumulated amortization of $1,828,000 and $736,000	12,772,000	13,864,000

Total Assets	$12,828,681	$13,890,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$195,313	$169,096
Accrued salaries and related expenses	347,567	331,420
Accrued expenses	401,405	516,074
Convertible debentures	925,000	-
Discount on converitble debentures	(346,875)	-
Loans payable to related parties	369,218	848,416
Total Current Liabilities	1,891,628	1,865,006

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 0 and 2,179,533 at September 30, 2009 and December 31, 2008, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 123,211,739 and 125,631,000 shares at September 30, 2009 and December 31, 2008, respectively	123,212	125,612
Additional paid-in capital	66,129,966	65,563,066
Accumulated deficit	(55,310,610)	(53,671,911)
Accumulated other comprehensive income (loss)	(5,515)	8,770
Total Stockholders' Equity	10,937,053	12,025,537

Total Liabilities and Stockholders' Equity	$12,828,681	$13,890,543

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES	$1,181	$-	$50,956	$-

COST AND EXPENSES:
Selling, general and administrative	153,855	328,210	633,671	17,797,847
Depreciation and amortization	368,925	369,303	1,094,627	369,303
Impairment of goodwill	-	-	-	19,745,570
Research & development	31,580	25,803	72,267	50,410
Total Costs and Expenses	554,360	723,316	1,800,565	37,963,130

NET OPERATING LOSS	(553,179)	(723,316)	(1,749,609)	(37,963,130)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	-	-	285,000	-
Loss on foreign exchange	7,833	3,455	(4,394)	3,455
Interest expense	(136,519)	(12,135)	(169,696)	(35,779)
Total Other Income (Expense)	(128,686)	(8,680)	110,910	(32,324)

NET LOSS	$(681,865)	$(731,996)	$(1,638,699)	$(37,995,454)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.01)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,211,739	76,184,002	124,094,092	76,184,002

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,638,699)	$(37,995,454)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,094,627	369,303
Impairment of goodwill	-	19,745,570
Stock based compensation	102,000	17,250,316
Amortization of beneficial conversion feature	115,625	-
Changes in operating assets and liabilities:
Accounts receivable	(29,184)	13,075
VAT receivable	3,518	-
Accounts payable	26,217	68,264
Accrued salaries and related expenses	16,147	340,779
Accrued expenses	(114,669)	84,065
Net Cash Used in Operating Activities	(424,418)	(124,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(18,568)
Net Cash Used in Investing Activities	-	(18,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in acquisition	-	4,993
Advances from notes payable to related parties	445,802	156,615
Net Cash Provided by Investing Activities	445,802	161,608

EFFECT OF EXCHANGE RATE	(14,669)	5,542

INCREASE IN CASH	6,715	24,500

CASH, BEGINNING OF PERIOD	1,764	976
CASH, END OF PERIOD	$8,479	$25,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash activities:
Conversion of related party debt to preferred stock	-	600,000
Conversion of related party debt to convertible debenture	925,000	-
Beneficial conversion feature on convertible debenture	462,500	-
Cancellation of common stock	2,400	-

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $55,310,610 and has negative working capital of $1,848,706.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
SEPTEMBER 30, 2009

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3 – GENERAL (Continued)

Stock Exchange Agreement (Continued)

Subsequent to the acquisition of Genmed BV, the Company tested the business unit for impairment.  As a result, the Company determined that the Goodwill was impaired and wrote off the entire balance of $19,745,570.

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
SEPTEMBER 30, 2009

NOTE 3 – GENERAL (Continued)

Consulting Agreements (Continued)

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

NOTE 4 – CONVERTIBLE NOTE

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on June 30, 2010.  A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.  As such, the beneficial conversion feature of $346,875 is included as a discount to the convertible debenture at September 30, 2009.

NOTE 5 – MEDICAL REGISTRATION RIGHTS

The Company reviews the medical registration rights for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If the medical registration rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.

Due to the lack of current revenues and the decline in the overall global economy, the Company has reviewed the medical registration rights and concluded that the future undiscounted cash flows exceed the carrying amount of the medical registration rights.  As such, the Company concluded no impairment exists at September 30, 2009.  The calculation of future undiscounted cash flows requires considerable judgment by the Company and is subject to change.  These assumptions include assumed approvals by countries regulatory authorities to market the medicines in various countries and assumed market share to be achieved by the Company.  Most significantly, these cash flows assume that the Company can raise the necessary funds to complete the respective country registration process and market the medicines.  Failure to raise these funds could adversely impact the cash flows and thus the value of the medical registration rights.

Given the current economic environment and the uncertainties relating to the Company’s operations, there can be no assurance that the Company’s assumptions used in computing cash flows at September 30, 2009 will prove to be accurate predictions of the future.  If the Company’s assumptions regarding cash flows and ability to raise funds are not achieved, it is possible that an impairment charge may need to be recorded.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements and Disclosures" ("SFAS No. 157") and on February 12, 2008 issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which are now codified as FASB Accounting Standards Codification (“ASC”) Topic 820.  This guidance established a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  On January 1, 2008, The Company adopted this guidance for financial assets and liabilities and on January 1, 2009, the Company adopted this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  The adoption of the provisions of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instrument, codified under ASC Topic 820.  This guidance updated the requirements for an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance was to be applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these provisions did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified under ASC Topic 820, which provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This guidance is effective for the quarter ending June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, codified under ASC Topic 805.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective for us for acquisitions made after January 1, 2009.  Adoption of these provisions of ASC 805 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  This guidance had the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified under ASC Topic 810.  This guidance outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted these provisions on January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which will be included under ASC Topic 810.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of these provisions on its consolidated financial position, results of operations and cash flows.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure requirements were effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the nine-month period ended September 30, 2009.

During the nine-month period ended September 30, 2009, the Company continued developing its business, and entered into negotiations with distributors in Venezuela, Nigeria, and Morocco to sell a number of products. The Company hopes that these negotiations will finally result in sales orders, though the Company anticipates that actual sales will take some time to develop due to the registration requirements in such countries. The Company believes that the registration process in such countries is less costly and less time consuming than the registration process for countries within the European Union, and hopes to be able to start selling its products in a reasonable time.

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

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $55,310,610 and has negative working capital of $1,848,706. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

Net Sales. The Company had $1,181 in net sales for the three months ended September 30, 2009 compared to no sales for the three months ended September 30, 2008. Such net sales primarily consisted of consulting services and did not include any sales of generic drug products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses decreased 46.8% to $153,855 during the three month period ended September 30, 2009 as compared to $328,210 for the comparable period in 2008. The decrease was due primarily to the cancellation of the Consultant Agreement with the London Finance Group on or around April 11, 2009.

Depreciation and Amortization. The Company incurred $368,925 in depreciation and amortization during the three months ended September 30, 2009, compared to $369,303 in depreciation and amortization during the three months ended September 30, 2008. Such depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Research and Development. The Company incurred $31,580 in Research and Development expenses during the three months ended September 30, 2009, as compared to $25,803 in Research and Development expenses during the three months ended September 30, 2008. Such expenses are primarily due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $553,179 for the period ended September 30, 2009, as compared with $723,316 for the period ended September 30, 2008.

Loss on Foreign Exchange and Interest Expense. The Company incurred a gain on foreign exchange in during the period ended September 30, 2009 of $7,833 compared to a gain on foreign exchange in during the period ended September 30, 2008 of $3,455. The Company incurred interest expenses of $136,519 during the three month period ended September 30, 2009, as compared to $12,135 during the comparable period in 2008. The increase in interest expense was due primarily to the amortization of the beneficial conversion features on the convertible debentures issued on June 30, 2009.

Net Loss. The Company incurred a net loss of $681,865 during the three month period ended September 30, 2009, as compared with a net loss of $731,996 for the same period ended September 30, 2008. The decrease in net loss was due primarily to the cancellation of the Consultant Agreement with the London Finance Group.

Comparison of the nine months ended September 30, 2009 and 2008

Net Sales. The Company had $50,956 in net sales for the nine months ended September 30, 2009 compared to no sales for the nine months ended September 30 2008. Such net sales primarily consisted of consulting services and did not include any sales of generic drug products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses decreased to $633,671 during the nine month period ended September 30, 2009 as compared to $17,797,847 for the comparable period in 2008. The decrease of the Selling, general and administrative expenses was due primarily to the expensing of the warrants that were issued as part of the General Release and Settlement Agreement on April 17, 2008.

Depreciation and Amortization. The Company incurred $1,094,627 in depreciation and amortization during the nine months ended September 30, 2009, compared to $369,303 during the nine months ended September 30, 2008. Such depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Impairment of Goodwill. The Company incurred no impairment of goodwill during the nine months ended September 30, 2009, compared to $19,745,570 of impairment during nine months ended September 30, 2008.

Research and Development. The Company incurred $72,267 in Research and Development expenses during the nine months ended September 30, 2009, as compared to $50,410 in Research and Development expenses during the nine months ended September 30, 2008. Such increase is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,749,609 for the nine month period ended September 30, 2009, as compared with $37,963,130 for the nine month period ended September 30, 2008.

Gain on Cancellation of Consulting Agreement. The Company incurred a gain on the cancellation of its consulting agreement with the London Finance Group during the nine months ended September 30, 2009, of $285,000, compared to no such gain in the nine months ended September 30, 2008.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange in during the nine month period ended September 30, 2009, of $4,394, compared to a gain on foreign exchange in during the nine month period ended September 30, 2008, of $3,455. The Company incurred interest expenses of $169,696 during the nine month period ended September 30, 2009, as compared to $35,779 during the comparable period in 2008. The increase in interest expense was due primarily to the amortization of the beneficial conversion features on the convertible debentures issued on June 30, 2009.

Net Loss. The Company incurred a net loss of $1,638,699 during the nine month period ended September 30, 2009, as compared with a net loss of $37,995,454 for the nine month period ended September 30, 2008. The decrease in net loss was due primarily to the impairment of goodwill in the second and third quarter of 2008 and the expensing of the warrants that were issued as part of the General Release and Settlement Agreement on April 17, 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had $12,828,681 of total net assets. Total assets consisted of $8,479 in cash, $29,184 in accounts receivable, $5,259 in VAT receivables, $13,759 in equipment (net of accumulated depreciation of $4,992), and $12,772,000 in medical registration rights (net of accumulated amortization of $1,828,000).

The Company's working capital deficit was $1,848,706 at September 30, 2008, compared to a working capital equity of $1,854,465 at December 31, 2008.

At September 30, 2009, the Company was in the process of developing its business of the distribution and sale of generic drugs. The Company had $1,181 in revenues during the three months ended September 30, 2009, and had no revenues during the three months ended June 30, 2008.

As of September 30, 2009, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company was named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, Case No. 08-79227CA25 in December 2008. The Company’s former Chief Executive Officer, Jerri Palmer, instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment. Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from December 5, 2005, until her resignation on May 19, 2006. The Company believes that Ms. Palmer’s claims are without merit and intends to vigorously defend itself.

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

Convertible Note

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and agreed to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share. The Secured Promissory Note is due on June 30, 2010. A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note. As such, the beneficial conversion feature of $346,875 is included as a discount to the convertible debenture at September 30, 2009.

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

Dated: November 19, 2009	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary