Form 10-K
period 2009-12-31
Genmed Holding Corp
filed 2010-04-15
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-27279

GENMED HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0390828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rontgenlaan 27
2719 DX Zoetermeer, The Netherlands	2719 DX
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code +31-793-630-129

___________________________________________
(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
 Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

Note - Checking the box above will not relieve any resistrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10- K or any amendment to this Form 10-K.   ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of April 14, 2010, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,679,030 at $0.07 price per share, based on the closing price of on the OTC Bulletin Board.  As of April 14, 2010, there were 153,160,533 shares of common stock of the registrant issued and outstanding.

                     Documents Incorporated by Reference:  None

GENMED HOLDING CORP.

FORM 10-K

Table of Content

PART I

ITEM 1.          BUSINESS

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

Table of Content

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

Table of Content

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. The Company generated a minimum on revenues in the fiscal year ended December 31, 2009. The Company, which is in a startup Company is currently developing its business of the sale and distribution of generic drugs and strives to start generating revenues through the sales of generic drugs in 2010. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2009, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

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

Competition. Genmed hopes to provide the European countries with generic drugs at lower prices than other suppliers. To do this, the Company intends to make agreements with manufacturers outside the EU who produce drugs that meet EU and FDA standards. Such manufacturers are able to offer a complete assortment of drugs, and their factory sales prices are considerably lower than those of the generics that are being sold in the EU at this moment. Because of this,  Genmed hopes to have a strong price advantage over its competitors.

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

Table of Content

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

In March 2010 the Company and Ms. Palmer have settled the lawsuit for an amount of $40,000.  The Company has accrued this settlement in the financial statements.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2009, the Company had no submission of matters to a vote of security holders.

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	$1.60	$0.05
Second Quarter	$1.10	$0.51
Third Quarter	$2.25	$0.75
Fourth Quarter	$2.30	$1.01

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	$1.01	$0.08
Second Quarter	$1.01	$0.06
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.27	$0.06

FISCAL YEAR ENDING DECEMBER 31, 2010

First Quarter	$0.25	$0.06

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

SIGNATURE STOCK TRANSFER, INC.
2632 Coachlight Court
Plano, Texas 75093
Tel: (972) 612-4120
Fax: (972) 612-4122

Table of Content

As of April 14, 2010, there were 153,160,533 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on April 14, 2010, was $0.07 per share.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Notes
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

    On December 31, 2009, the Company and Mr. Bouwens, the CEO of the Company, agreed upon the conversion of his note, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $221,557, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on December 31, 2010.  A beneficial conversion feature of $110,779 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

    On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 of newly shares of Common Stock of the Company.

    Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2009 and 2008 aggregate $204,690 and $848,416 respectively.

Stock Options

On December 1, 2004, the Company granted options to purchase 24,309,000 shares of the Company's common stock to consultants with an exercise price of $0.06 per share.  Such options vested immediately and will expire five years from the issuance date.  The options had a fair value of $244,692 based upon the Black-Scholes options pricing model.  The compensation associated with these options was expensed in 2004.  As adjusted for the Company’s 2000-to-1 reverse stock split of January 28, 2008, the Company’s common stock options of December 1, 2004 equal 12,154 shares of the Company’s common stock with an exercise price of $132.00 per share.  The Company has reserved 12,154 shares of its common stock pursuant to such options, and, at December 31, 2008, all such options were expired without being exercised.

Table of Content
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

Subsequent to December 31, 2008, on or around April 8, 2009, the parties to the Stock Exchange Agreement, General Release and Settlement Agreement, and the consulting agreement described above agreed and formalized by written agreement, to the cancellation of all of the warrants issued to such agreements, to the cancellation and re-issuing of certain shares issued pursuant to such agreements, and agreed to the cancellation of the consulting agreement with the London Finance Group, including the cancellation of the shares and warrants that have been issued to the London Finance Group as part of this agreement. See Exhibit 1.02 hereto, Release and Settlement Agreement between the Company, Joost de Metz , Willem Blijleven,  E.R. Bouwens Beheermaatschappij B.V.,  Medical Network Holding BV , Total Look, BV , London Finance Group, Ltd.,  Dojo Enterprises, LLC,  Hyperion Fund, L.P.,  The Palisades Capital, LLC 401(k) Profit Sharing Trust , The Morpheus 2005 Trust dated December 1, 2005 , Burton Partners, LLC , Picasso, LLC  and Glacier, LLC

ITEM 6.          SELECTED FINANCIAL DATA

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

Table of Content
Overview

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

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Revenues. The Company  had minimal sales  and revenues during the fiscal year ended December 31, 2009 and during the fiscal year ended December 31, 2008. This is a because the Company has been seeking to develop its generic drug sale and distribution business in 2008 and 2009 through the present.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $757,403 during the fiscal year ended December 31, 2009 compared to $18,162,803 during the fiscal year ended December 31, 2008. Such decrease was due primarily to the warrants that have been issued and expensed pursuant to the General Release and Settlement Agreement dated April 17, 2008.

Impairment of Goodwill. The Company incurred no impairment of goodwill during the fiscal year ended December 31, 2009, compared to $19,745,570 impairment during the fiscal year ended December 31, 2008. The impairment of Goodwill was due to the Company’s acquisition of its wholly owned subsidiary Genmed B.V.

Impairment of Medical Registration rights. The Company incurred $6,252,359 in impairment of medical registration rights during the fiscal year ended December 31, 2009, compared to no such impairment during the fiscal year ended December 31, 2008. The impairment of Medical Registration rights was due to the inability to obtain authorization to market generic drugs and thus inability to generate revenues originally anticipated for the fiscal year ended 2009.

Depreciation and Amortization. The Company incurred $1,464,616 in depreciation and amortization during the fiscal year ended December 31, 2009, compared to $738,206 in impairment during the fiscal year ended December 31, 2008. Such depreciation and amortization expenses are primarily due to the depreciation on the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Research and Development. The Company incurred $94,302 in research and development expenses during the fiscal year ended December 31, 2009, compared to $78,205 in such expenses during the fiscal year ended December 31, 2008. Such increase is due to the effect of the development of the Company’s business of the sale and distribution of generic drugs.

Operating Losses. As a result, the Company incurred a net operating loss of $8,516,688 during the fiscal year ended December 31, 2009 compared to a net operating loss of $38,715,485 during the fiscal year ended December 31, 2008.

Other Income (Expenses). The Company incurred income from gain on the cancellation of a consulting agreement of $285,000, a loss on foreign exchange of ($15,434), incurred a loss of ($10,000) on a settlement of litigation,  and a net loss from interest expenses ($337,593) in the aggregate amount of ($78,027) during the fiscal year ended 2009, compared to a foreign exchange gain of $10,892  and interest expense of ($52,083) in the aggregate amount of ($41,191) during the fiscal year ended December 31, 2008.

Table of Content

       Net Loss.  The Company incurred a net loss of $8,624,715 during the fiscal year ended December 31, 2009, compared to a net loss of $38,756,676 during its fiscal year ended December 31, 2008.

Comparison of the Years Ended December 31, 2008 and 2007

Revenues. The Company had minimal sales and revenues during the fiscal year ended December 31, 2008, compared to no sales or revenues during the fiscal year ended December 31, 2007. This is a because the Company has been seeking to develop its generic drug sale and distribution business in 2007 and 2008 through the present.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $18,162,803 during the fiscal year ended December 31, 2008 compared to $244,008 during the fiscal year ended December 31, 2007.

Operating Losses. As a result, the Company incurred a net operating loss of $38,715,485 during the fiscal year ended December 31, 2008 compared to a net operating loss of $244,008 during the fiscal year ended December 31, 2007.

Other Income (Expenses). The Company incurred income from gain on foreign exchange of $10,892, and a net loss from interest expenses ($52,083) in the aggregate amount of ($41,191) during the fiscal year ended December 31, 2008 compared to a foreign exchange loss of $61,273 and interest expense of $37,423 in the aggregate amount of $98,696 during the fiscal year ended December 31, 2007.

Net Loss from Continuing Operations. During the fiscal year ended December 31, 2008, the Company incurred a loss from continuing operations of $38,756,676, compared to a loss from continuing operations during the fiscal year ended December 31, 2007, of $342,704.

Discontinued Operations. The Company incurred no loss from discontinued operations during the fiscal year ended December 31, 2008 compared to a gain from discontinued operations during the fiscal year ended December 31, 2007 of $2,754,671.

Net Loss.  The Company incurred a net loss of $38,756,676 during the fiscal year ended December 31, 2008, compared to a net gain of $2,400,967 during its fiscal year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of ($2,059,492). As a result of our working capital deficit, our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital and are successful in seeking a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

Table of Content
Cash Flows

Net cash used in operating activities was ($502,523) for the year ended December 31, 2009 and ($258,239) for the year ended December 31, 2008.

Net cash provided by financing activities was $503,324 and $268,465 for the year ended December 31, 2009 and 2008, respectively. The net cash provided by financing activities for the year ended December 31, 2009 consisted primarily of loans provided by an individual related to the Company’s Chief Executive Officer.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Table of Content

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-6

Notes to Financial Statements	F-7

Table of Content

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
Genmed Holding Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Genmed Holding Corp. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genmed Holding Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has an accumulated deficit of $62,266,626 since inception and had net losses and negative working capital in 2009 and 2008.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 /s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2010

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$-	$1,764
Accounts receivable	81,864	-
VAT receivable	6,454	8,777
Total Current Assets	88,318	10,541

EQUIPMENT, net accumulated depreciation of $5,832 and $2,206 in 2009 and 2008, respectively	12,587	16,002

MEDICAL REGISTRATION RIGHTS, net accumulated amortization
of $2,197,061 and $736,000 in 2009 and 2008, respectively	6,150,000	13,864,000

Total Assets	$6,250,905	$13,890,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$493	$-
Accounts payable	266,680	169,096
Accrued salaries and related expenses	357,539	331,420
Accrued expenses	513,880	516,074
Convertible debentures	1,146,557	-
Discount on convertible debentures	(342,029)	-
Loans payable to related parties	204,690	848,416
Total Current Liabilities	2,147,810	1,865,006

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; issued and outstanding- 0 and 2,179,533 at
December 31, 2009 and December 31, 2008, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 123,211,739 and 125,611,739 shares at
December 31, 2009 and December 31, 2008, respectively	123,212	125,612
Additional paid-in capital	66,240,744	65,563,066
Accumulated deficit	(62,266,626)	(53,671,911)
Accumulated other comprehensive income (loss)	5,765	8,770
Total Stockholders' Equity	4,103,095	12,025,537

Total Liabilities and Stockholders' Equity	$6,250,905	$13,890,543

See accompanying notes to consolidated financial statements

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

NET SALES	$51,992	$9,399

COST AND EXPENSES:
Selling, general and administrative	757,403	18,162,803
Depreciation and amortization	1,464,616	738,206
Impairment of goodwill	-	19,745,570
Impairment of medical registration rights	6,252,359	-
Research & development	94,302	78,305
Total Costs and Expenses	8,568,680	38,724,884

NET OPERATING LOSS	(8,516,688)	(38,715,485)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	285,000	-
Loss on settlement of litigation	(10,000)	-
Loss on foreign exchange	(15,434)	10,892
Interest expense	(337,593)	(52,083)
Total Other Income (Expense)	(78,027)	(41,191)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(8,594,715)	$(38,756,676)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.07)	$(0.44)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	123,856,123	88,627,721

See accompanying notes to consolidated financial statements

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,594,715)	$(38,756,676)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,464,616	738,206
Impairment of goodwill	-	19,745,570
Impairment of medical registration rights	6,252,359	-
Stock based compensation	102,000	17,352,316
Amortization of beneficial conversion feature	231,249	-
Changes in operating assets and liabilities:
Accounts receivable	(81,864)	-
VAT receivable	2,323	8,736
Accounts payable	97,584	77,343
Accrued salaries and related expenses	26,119	99,206
Accrued expenses	(2,194)	477,060
Net Cash Used in Operating Activities	(502,523)	(258,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(18,208)
Net Cash Used in Investing Activities	-	(18,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	493	-
Cash acquired in acquisition	-	4,993
Advances from notes payable to related parties	502,831	263,472
Net Cash Provided by Investing Activities	503,324	268,465

EFFECT OF EXCHANGE RATE	(2,565)	8,770

INCREASE (DECREASE) IN CASH	(1,764)	788

CASH, BEGINNING OF YEAR	1,764	976
CASH, END OF YEAR	$-	$1,764

See accompanying notes to consolidated financial statements

Table of Content

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the year ended
	December 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities:
Conversion of related party debt to convertible debenture	1,146,557
Beneficial conversion feature on convertible debenture	573,278
Cancellation of common stock	2,400
Issuance of common stock for acquisition	-	24,480,000
Conversion of preferred stock to common stock	-	75,000
Assets acquired in acquisition
Cash		4,993
Receivable		17,513
Medical registration rights		14,600,000
Liabilities assumed		(6,153)

See accompanying notes to consolidated financial statements

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES
Statement of Stockholders' Equity
For the Years Ended December 31, 2008 and 2009

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2007	2,179,533	$2,180	211,739	$212	$13,972,047	$(14,915,235)	-	$(940,796)

Conversion of preferred shares to common shares	(2,179,533)	$(2,180)	75,000,000	75,000	(72,820)			-
Issuance of common stock for acquisition at $0.51 per share			48,000,000	48,000	24,432,000			24,480,000
Common stock issued for consultancy agreement at $0.51 per share			2,400,000	2,400	(2,400)			-
Amortization of common stock issued for consulting agreement					306,000			306,000
Fair value of warrants issued to consultants					17,046,317			17,046,317
Fair value of warrants issued for acquisition					9,881,922			9,881,922
Adjustment from exchange rate changes							8,770	8,770
Net loss for the year ended December 31, 2008						(38,756,676)		(38,756,676)
Balance, December 31, 2008	-	-	125,611,739	$125,612	$65,563,066	$(53,671,911)	$8,770	$12,025,537

Amortization of common stock issued for consulting agreement					102,000			102,000
Cancellation of common stock issued for consultancy agreement at $0.51 per share			(2,400,000)	(2,400)	2,400			-
Beneficial conversion features on convertible notes					573,278			573,278
Adjustment from exchange rate changes							(3,005)	(3,005)
Net loss for the year ended December 31, 2009						(8,594,715)		(8,594,715)
Balance, December 31, 2009	-	-	123,211,739	$123,212	$66,240,744	$(62,266,626)	$5,765	$4,103,095

See accompanying notes to financial statements

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $62,266,626, since inception, had losses from continuing operations of $8,594,715 and $38,756,676 in 2009 and 2008 and has negative working capital of $2,059,492.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2009 at the period end exchange rate of €1.00 to US$ 1.4333.  Statement of Operations amounts for the year ended December 31, 2009 were translated using the average rates during the periods of €1.00 to US$ 1.39463. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2009 or 2008.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed  by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Table of Content
 GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders' equity, in the balance sheet.

Stock Based Compensation

Employee compensation expense is recorded using the fair value method.

The Company accounts for stock issued for services using the fair value method. The measurement date of shares issued for services is the date at which the counterparty's performance is complete.

Revenue Recognition

For the year 2009, the Company had net sales of $51,992.  The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  The Company intends to provide countries within the EU and some countries outside the EU with generic drugs at considerable lower prices than other suppliers. For this purpose we make agreements with manufacturers within Europe who produce drugs that meet EU and FDA standards. The Company expects to conduct its business with a low overhead, lower than that of the other companies in this market. This is possible because the Company will execute its affairs as much as possible as an agency in order to keep its costs low. The main activity of the agency is to provide the registration requirements and quality control. The Company’s buyers will take care of the logistics, storage and marketing. The Company will take a fee for the registration ownership of the drugs and a commission on the delivered goods.

Research and Development Costs

All research and development costs are expenses as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If property and medical registration rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.  See Note G on impairment of Medical Registration Rights.

Goodwill

Goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.  In order to test goodwill, a determination of the fair value of the Company’s reporting units for its goodwill valuation and is based upon, among other things, estimates of future operating performance of the reporting unit being valued.  Changes in market conditions, among other factors may have an impact on these estimates.

Reclassifications

Certain amounts from the prior year have been reclassified to be consistent with the current period.

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental U.S. generally accepted accounting principles, other than the guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have any substantive impact on the Company’s Consolidated Financial Statements or related footnotes. In December 2006, the FASB issued guidance that established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of this guidance were effective for the Company on January 1, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for the Company as of January 1, 2009. The Company’s adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.

NOTE C – GENERAL RELEASE AND SETTLEMENT AGREEMENT

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

Table of Content
GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE C – GENERAL RELEASE AND SETTLEMENT AGREEMENT (Continued)

Pursuant to the Release and Settlement Agreement of April 11, 2009, such shares of common stock of the Company are now issued and outstanding as follows:

Shareholder	Common Stock
Total Look B.V.	62,678,826 shares
Dojo Enterprises, Ltd.	1,120,107 shares
Hyperion Fund, L.P.	1,760,428 shares
Diane Breitman, as Trustee of The Morpheus 2005 Trust	2,720,000 shares
Burton Partners, LLC	2,240,213 shares
Picasso, LLC	2,240,213 shares
Glacier, LLC	2,240,213 shares

TOTAL	75,000,000 shares

NOTE D - STOCK EXCHANGE AGREEMENT

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

The fair value of the assets acquired was as follows:

Cash	$4,993
Receivables	17,513
Fair Value of Medical Registration Rights	14,600,000
Liabilities Assumed	(6,153)
14,616,353
Fair value of 48,000,000 shares @ $0.51 per share and 24,000,000 warrants valued at $ 9,881,923	34,361,923
Impairment of Goodwill	$19,745,570

The Medical Registration Rights represent a distribution agreement with Atabay Group to distribute generic drugs in various European Union and other countries outside the European Union as well as the registration rights to Paracetamol (acetaminophen), a generic form of Tylenol, in the European Union.  These rights are being amortized over their estimated useful life of 10 years.  Amortization expense for the years ended December 31, 2009 and 2008 was $1,460,000 and $1,460,000.

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE D - STOCK EXCHANGE AGREEMENT (Continued)

Estimated future amortization for the next five years is as follows:

2010	$745,000
2011	745,000
2012	745,000
2013	745,000
2014	745,000

Subsequent to the acquisition of Genmed BV, the Company tested the business unit for impairment.  As a result, the Company determined that the Goodwill was impaired and wrote off the entire balance of $19,745,570.

At December 31, 2009, the Company determined that the Medical Registration Rights were impaired.  See Note G.

NOTE E – CHANGE IN MANAGEMENT

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

NOTE F – CONSULTING AGREEMENTS

On April 17, 2008, the Company, entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and securing valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London was to receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, 2,400,000 shares of restricted common stock and 2,400,000 warrants to purchase the Company’s common stock as compensation for its consulting services.  For the years ended December 31, 2008 and 2009, the Company recognized $225,000 and $60,000 in consulting expense, respectively, under this consulting agreement.

Also on April 17, 2008, the Company entered into a Consulting Agreement with Total Look B.V. (“Total Look”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Look will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the years ended December 31, 2008 and 2009, the Company recognized $200,000 and $240,000 in consulting expense, respectively, under this consulting agreement.

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

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE G – IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its medical registration rights for impairment on December 31, 2009.  The Company determined that its’ inability to obtain authorization to market drugs under the Atabay agreement, its’ inability to generate the revenues originally anticipated, and the difficulty in raising the funds to market the rights indicated that the carrying amount of the medical registration rights may not be fully recoverable.  The Company valued the medical registration rights on December 31, 2009 using the income approach.  In valuing the medical registration rights, the Company has considered the projected sales for Paracetamol in the approved markets in the European Union.  The Company determined that the value of the medical registration rights on December 31, 2009 was $6,150,000.  As such, an impairment loss of $6,252,359 was recognized.

NOTE H - NOTES PAYABLE TO RELATED PARTIES

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and issued a new 100% Premium Secured Convertible Promissory Note. The new note is for the amount of $925,000, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on June 30, 2010.  A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

On December 31, 2009, the Company and Mr. Bouwens, the CEO of the Company, agreed upon the conversion of his note, including the unpaid interest, and issued a new 100% Premium Secured Convertible Promissory Note. The new note is for the amount of $221,557, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on December 31, 2010.  A beneficial conversion feature of $110,779 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 of newly shares of Common Stock of the Company.

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2009 and 2008 aggregated $204,690 and $848,416 respectively.

 NOTE I - INCOME TAXES

The Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2009 and 2008, these differences resulted in a deferred tax asset of approximately $1,802,000 and $1,187,000, respectively.   ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, he Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2009 and 2008.

The Company's net operating loss carry forwards amounted to approximately $6,000,000 at December 31, 2009, which will expire through 2029.

Table of Content

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE J - STOCKHOLDERS’ EQUITY

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

Conversion of Convertible Debentures

On March 3, 2010, the holders of the 8% Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. In this connection, the Company issued 29,948,794 of newly shares of Common Stock of the Company.

Stock Options

Transactions involving options are summarized as follows:

Balance December 31, 2007	12,154	$132.00
Options granted in 2008	-
Options exercised in 2008	-
Options expired in 2008	-
Balance December 31, 2008	12,154	$132.00
Options granted in 2009	-
Options exercised in 2009	-
Options expired in 2009	(12,154)	$132.00
Balance December 31, 2009	-	-

NOTE K - EMPLOYMENT CONTRACT

On October 1, 2008, the Company renewed the employment contract with the Chief Financial Officer. The agreement is indefinite and calls for an annual salary of $99,600 per year.

On October 31, 2009, the Company and the Chief Financial Officer jointly agreed to terminate the employment agreement and to continue the collaboration as of January 1, 2010 on a consulting basis.

NOTE L - LITIGATION

The Company has been named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida. The Company’s former Chief Executive Officer, Jerri Palmer, has instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment.  Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from December 5, 2005, until her resignation on May 19, 2006.  The Company has alleged counter claims against Ms. Palmer for breach of contract and breach of fiduciary duty.

In March 2010, the Company and Ms. Palmer have settled the lawsuit for an amount of $40,000.  The Company has accrued this settlement in the accompanying financial statements.

Table of Content
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

Table of Content

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 not pursuant to any established framework other than their review of the Company’s procedures for financial reporting and their review of the Company’s current reporting obligations. In connection with this evaluation, Company management did not identify any material deficiencies. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Content

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position
Erwin R. Bouwens	47	4/2008	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	38	1/2004	Chief Financial Officer, Director

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

Table of Content
ITEM 11.                      EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2007 and 2008 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Erwin R. Bouwens	2009	$0	$0	$0	$0	$0
Chief Executive Officer	2008	$0	$0	$0	$0	$0

Randy Hibma	2009	$82,800	$0	$0	$0	$69,900
Chief Financial Officer	2008	$69,900	$0	$0	$0	$69,900
	2007	$60,000	$0	$0	$0	$60,000
___________________________	_________	___________	________	___________	_________	___________
Roy P. Piceni (1)	2009	$0	$0	$0	$0	$0
	2008	$36,000	$0	$0	$0	$36,000
	2007	$140,000	$0	$0	$0	$140,000

(1)	Former Chief Executive Officer of the Company effective April 17, 2008.

Employment Contracts

The Company currently has one employment agreement with Mr. Randy Hibma, the Company’s Chief Financial Officer. The employment agreement between Mr. Hibma commenced October 1, 2006 and which has been renewed on October 1, 2008 provides for a monthly salary of approximately $8,300 per month plus reasonable travel expenses.

        On October 31, 2009, the Company and the Chief Financial Officer jointly agreed to terminate the employment agreement and to continue the collaboration as of January 1, 2010 on a consulting basis.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

Table of Content
ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Erwin R. Bouwens Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	84,938,826	(1)(2)	63.7%

Common Stock	Randy Hibma Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands			0.0%

Common Stock	Officers and Directors as a group (two persons)	84,938,826		63.7%

(1)           Mr. Bouwens’ share ownership consists of 23,280,000 shares of common stock held by E.R. BouwensBeheermaatschappij B.V., 6,480,000 shares of common stock held by Medical Network Holding B.V. (Mr. Bouwens is owner and controlling officer of both entities), and 55,178,826 shares of common stock held by Total Look B.V., of which Mr. Bouwens is a 50% owner.

(2)           Mr. Bouwens has a contractual right of first refusal to purchase 9,120,000 shares of common stock of Mr. J.E. deMetz and 9,120,000 shares of common stock of Mr. W. Blijleven. If Mr. Bouwens were to acquire all 18,240,000 shares of common stock, assuming the same number of outstanding shares, his ownership would then consist of 103,178,826 shares of common stock of the Company, or 83.7% of the common stock of the Company.

Table of Content
ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

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

    On December 31, 2009, the Company and Mr. Bouwens, the CEO of the Company, agreed upon the conversion of his note, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $221,557, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on December 31, 2010.  A beneficial conversion feature of $110,779 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

    On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 of newly shares of Common Stock of the Company.

     Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2009 and 2008 aggregate $204,690 and $848,416 respectively.

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

Table of Content
ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2009	FISCAL YEAR 2008

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$51,600	$32,380

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2009	FISCAL YEAR 2008

Meyler & Company, LLC	$51,600	$32,380

Table of Content
PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.    Financial Statements

    The financial statements along with the report from Meyler & Company LLC dated April 15, 2010, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 15, 2010, appear in Part II, Item 8.

3.            Exhibits

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

Table of Content

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

3.10	General Release and Settlement Agreement, incorporated herein by reference from Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

3.11	Consulting Agreement between the Company and London Finance Group, Ltd., incorporated herein by reference from Exhibit 9.1 to the Form 8-K of the Company filed on May 2, 2008.

3.12	Draft Release and Settlement Agreement amending and rescinding certain agreements made on April 17, 2008.

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

4.       Reports on Form 8-K:

                                                None.

Table of Content
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GENMED HOLDING CORP.
(Registrant)

Date: April 15, 2010	By: /s/ ERWIN R. BOUWENS
Erwin R. Bouwens
Chief Executive Officer and
Chairman of the Boards

Date: April 15, 2010	By: /s/ RANDY HIBMA
Randy Hibma
Chief Financial Officer
Director