Form 10-Q
period 2010-03-31
Genmed Holding Corp
filed 2010-05-24
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 000-26607
GENMED HOLDING CORP.
[Missing Graphic Reference]
Exact name of registrant as specified in its charter

NEVADA	88-0390828
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

Rontgenlaan 27, 2719 DX
Zoetermeer, The Netherlands
[Missing Graphic Reference]
(Address of principal executive offices)

011-31-793-630-129
[Missing Graphic Reference]
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 153,160,533 shares of common stock as of May 24, 2010.

GENMED HOLDING CORP.

FORM 10-Q

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP.

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$21,470	$-
Accounts receivable	20,891	81,864
VAT receivable	1,099	6,454
Total Current Assets	43,460	88,318

EQUIPMENT, net of accumulated depreciation of $6,328 and $5,832, respectively	10,962	12,587

MEDICAL REGISTRATION RIGHTS, net of accumulated amortization
of $2,377,878 and $2,197,061	5,969,183	6,150,000

Total Assets	$6,023,605	$6,250,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$493
Accounts payable	272,212	266,680
Accrued salaries and related expenses	344,410	357,539
Accrued expenses	699,830	513,880
Convertible debentures	-	1,146,557
Discount on convertible debentures	-	(342,029)
Loans payable to related parties	209,825	204,690
Total Current Liabilities	1,526,277	2,147,810

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; issued and outstanding- 0 at
March 31, 2010 and December 31, 2009, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 153,160,533 and 123,211,739 shares at
March 31, 2010 and December 31, 2009, respectively	153,160	123,212
Additional paid-in capital	67,408,748	66,240,744
Accumulated deficit	(63,105,271)	(62,266,626)
Accumulated other comprehensive income	40,691	5,765
Total Stockholders' Equity	4,497,328	4,103,095

Total Liabilities and Stockholders' Equity	$6,023,605	$6,250,905

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009

NET SALES	$-	$-

COST AND EXPENSES:
Selling, general and administrative	266,007	314,358
Depreciation and amortization	181,760	360,829
Research & development	29,056	32,861
Total Costs and Expenses	476,823	708,048

NET OPERATING LOSS	(476,823)	(708,048)

OTHER EXPENSE
Loss on foreign exchange	(20,225)	(6,421)
Interest expense	(341,597)	(16,682)
Total Other Expense	(361,822)	(23,103)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(838,645)	$(731,151)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	132,861,906	125,611,739

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(838,645)	$(731,151)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	181,760	360,829
Stock based compensation	-	102,000
Amortization of beneficial conversion feature	342,029	-
Changes in operating assets and liabilities:
Accounts receivable	60,973	(1,967)
VAT receivable	5,355	-
Accounts payable	5,532	3,018
Accrued salaries and related expenses	(13,129)	5,709
Accrued expenses	237,345	136,659
Net Cash Used in Operating Activities	(18,780)	(124,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(493)	-
Cash acquired in acquisition	-	-
Advances from notes payable to related parties	5,135	122,800
Net Cash Provided by Investing Activities	4,642	122,800

EFFECT OF EXCHANGE RATE	35,608	3,555

INCREASE IN CASH	21,470	1,452

CASH, BEGINNING OF PERIOD	-	1,764
CASH, END OF PERIOD	$21,470	$3,216

CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities:
Conversion of convertible debentures into common stock	$1,197,952	-
Conversion of related party debt to convertible debenture	-	$1,146,557
Beneficial conversion feature on convertible debenture	-	573,278
Cancellation of common stock	-	2,400

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $63,105,271 and has negative working capital of $1,482,817.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – GENERAL RELEASE AND SETTLEMENT AGREEMENT

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 3 – GENERAL RELEASE AND SETTLEMENT AGREEMENT (Continued)

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

NOTE 4- STOCK EXCHANGE AGREEMENT

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

 The Medical Registration Rights represent a distribution agreement with Atabay Group to distribute generic drugs in various European Union and other countries outside the European Union as well as the registration rights to Paracetamol (acetaminophen), a generic form of Tylenol, in the European Union.  These rights are being amortized over their estimated useful life of 10 years.  Amortization expenses for the year ended December 31, 2009 was $1,460,000.  Estimated future amortization for the next five years is as follows:

2010	$745,000
2011	745,000
2012	745,000
2013	745,000
2014	745,000

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 4 – STOCK EXCHANGE AGREEMENT (Continued)

Subsequent to the acquisition of Genmed BV, the Company tested the business unit for impairment.  As a result, the Company determined that the Goodwill was impaired and wrote off the entire balance of $19,745,570.

NOTE 5- IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its medical registration rights for impairment on December 31, 2009.  The Company determined that its’ inability to obtain authorization to market drugs under the Atabay agreement, its’ inability to generate the revenues originally anticipated, and the difficulty in raising the funds to market the rights indicated that the carrying amount of the medical registration rights may not be recoverable.  The Company valued the medical registration rights on December 31, 2009 using the income approach.  In valuing the medical registration rights, the Company considered the projected sales for Paracetamol in the approved markets in the European Union.  The Company determined that the value of the medical registration rights on December 31, 2009 was $6,150,000.  As such, an impairment loss of $6,252,359 was recognized.

NOTE 6- CONSULTING AGREEMENTS

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

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

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

On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 of new shares of Common Stock of the Company.

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at March 31, 2010 and December 31, 2009 aggregate $209,825 and $204,690 respectively.

NOTE 8 – LITIGATION

The Company has been named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, Case No. 08-79227CA25. The Company’s former Chief Executive Officer, Jerri Palmer, has instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment.  Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 8 – LITIGATION (Continued)

December 5, 2005, until her resignation on May 19, 2006.  The Company has alleged counter claims against Ms. Palmer for breach of contract and breach of fiduciary duty.

In March 2010, the Company and Ms. Palmer settled the lawsuit for an amount of $40,000.  The Company accrued this settlement in the financial statements at December 31, 2009.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the three-month period ended March 31, 2010.

During the three-month period ended March 31, 2010, the Company obtained a sales license in seven European Union countries for its first generic product. The Company continued developing its business, and has now entered into negotiations with distributors in three countries within the European Union.

The Company has also started negotiations with certain distributors in countries outside the European Union to sell a number of its products. The Company hopes that these negotiations will result in sales orders, though the Company anticipates that actual sales will take some time to develop due to the registration requirements in the various countries. The Company believes that the registration process in these countries is less costly and less time consuming than the registration process for countries within the European Union, and hopes to be able to start selling its products in a reasonable time.

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

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $63,105,271 and has negative working capital of $1,482,817. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Net Sales. The Company had no sales during the three months ended March 31, 2010 and no sales during three months ended March 31, 2009.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses decreased 15.4% to $266,007 during the three month period ended March 31, 2010 as compared to $314,358 for the comparable period in 2009. The decrease was due primarily to the EUR/USD conversion rate.

Depreciation and Amortization. The Company incurred $181,760 in depreciation and amortization during the three months ended March 31, 2010, compared $360,829 in depreciation and amortization during the three months ended March 31, 2009. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights as per December 31, 2009. The Company reviewed its medical registration rights for impairment on December 31, 2009 and determined that the value of the medical registration rights on December 31, 2009 was $6,150,000 and as such, an impairment loss of $6,252,359 was recognized. The depreciation and impairment expenses for the medical registration rights have been adjusted for the new value for the remaining useful life of this asset.

Research and Development. The Company incurred $29,056 in Research and Development expenses during the three months ended March 31, 2010, as compared to $32,861 in Research and Development expenses during the three months ended March 31, 2009.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $476,823 for the period ended March 31, 2010, as compared with $708,048 for the period ended March 31, 2009.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange during the period ended March 31, 2010 of $20,225 compared to a loss of $6,421 for the period ended March 31, 2009. The Company incurred interest expenses of $341,597 during the three month period ended March 31, 2010, as compared to $16,682 during the comparable period in 2009. The increase in interest expense was due primarily to the conversion of the convertible notes. The holders of the convertible notes have converted their notes and as such, the Company had to expense the conversion feature which was recognized as part of this conversion.

Net Gain (Loss). The Company incurred a net loss of $838,645 during the period ended March 31, 2010, as compared with a net loss of $731,151 for the period ended March 31, 2009. The increase in net loss was due primarily to the conversion of the notes.

Liquidity and Capital Resources

At March 31, 2010, the Company had $6,023,605 of total assets. Total assets consisted of $21,470 in cash, $20,891 in accounts receivable, $1,099 in VAT receivables, $17,290 in equipment, $8,347,061 in medical registration rights, and less $2,384,206 of depreciation.

The Company's working capital deficit was $1,482,817 at March 31, 2010, compared to a working capital deficit of $2,059,492 at December 31, 2009.

At March 31, 2010, the Company had acquired its wholly owned subsidiary Genmed BV, successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues during the three months ended March 31, 2010 and had no revenues during the three months ended March 31, 2009.

As of March 31, 2010, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.   Controls and Procedures

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

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

In March 2010, the Company and Ms. Palmer have settled the lawsuit for an amount of $40,000. The Company accrued this settlement in the financial statements at December 31, 2009.

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

Reports on Form 8-K:

                                                None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary