Form 10-Q
period 2010-06-30
Genmed Holding Corp
filed 2010-08-23
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 162,777,533 shares of common stock as of August 23, 2010.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP.
FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	Page 4

Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$20,418	$-
Accounts receivable	18,951	81,864
VAT receivable	3,494	6,454
Total Current Assets	42,863	88,318

EQUIPMENT, net accumulated depreciation of $6,522 and $5,832	9,163	12,587

MEDICAL REGISTRATION RIGHTS, net accumulated amortization
of $2,558,668 and $2,197,061	5,788,393	6,150,000

Total Assets	$5,840,419	$6,250,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$493
Accounts payable	289,387	266,680
Accrued salaries and related expenses	341,736	357,539
Accrued expenses	843,464	513,880
Convertible debentures	-	1,146,557
Discount on convertible debentures	-	(342,029)
Notes payable	18,308	-
Loans payable to related parties	202,582	204,690
Total Current Liabilities	1,695,477	2,147,810

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 153,577,533 and 123,211,739 shares at
June 30, 2010 and December 31, 2009, respectively	153,576	123,212
Additional paid-in capital	67,429,182	66,240,744
Accumulated deficit	(63,531,451)	(62,266,626)
Accumulated other comprehensive income	93,635	5,765
Total Stockholders' Equity	4,144,942	4,103,095

Total Liabilities and Stockholders' Equity	$5,840,419	$6,250,905

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For theThree Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET SALES	$503	$49,775	$503	$49,775

COST AND EXPENSES:
Selling, general and administrative	204,516	165,458	470,523	479,816
Depreciation and amortization	181,700	364,873	363,460	725,702
Research & development	14,155	7,826	43,211	40,687
Total Costs and Expenses	400,371	538,157	877,194	1,246,205

NET OPERATING LOSS	(399,868)	(488,382)	(876,691)	(1,196,430)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	-	285,000	-	285,000
Loss on foreign exchange	(22,069)	(5,806)	(42,294)	(12,227)
Interest expense	(4,243)	(16,495)	(345,840)	(33,177)
Total Other Income (Expense)	(26,312)	262,699	(388,134)	239,596

NET LOSS	$(426,180)	$(225,683)	$(1,264,825)	$(956,834)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	52,944	(20,232)	87,870	(17,694)

COMPREHENSIVE LOSS	$(373,236)	$(245,915)	$(1,176,955)	$(974,528)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	153,328,320	123,478,406	143,095,113	124,545,072

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,264,825)	$(956,834)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	363,460	725,702
Amortization of beneficial conversion feature	342,029
Stock based compensation	-	102,000
Changes in operating assets and liabilities:
Accounts receivable	62,913	(28,097)
VAT receivable	2,960	6,231
Accounts payable	22,707	21,637
Accrued salaries and related expenses	(15,803)	21,967
Accrued expenses	380,979	(188,797)
Net Cash Used in Operating Activities	(105,580)	(296,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(493)	-
Proceeds from notes payable	18,308	-
Proceeds from sale of common stock	20,850
Advances from notes payable to related parties	-	314,458
Repayment of notes payable to related parties	(2,108)	-
Net Cash Provided by Investing Activities	36,557	314,458

EFFECT OF EXCHANGE RATE	89,441	(17,551)

INCREASE (DECREASE) IN CASH	20,418	716

CASH, BEGINNING OF PERIOD	-	1,764
CASH, END OF PERIOD	$20,418	$2,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non cash activities:
Conversion of convertible debentures into common stock	$1,197,952	-
Conversion of related party debt to convertible debenture	-	$925,000
Beneficial conversion feature on convertible debenture	-	462,500
Cancellation of common stock	-	2,400

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $63,531,451 and has negative working capital of $1,652,614.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
JUNE 30, 2010

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
JUNE 30, 2010

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

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at June 30, 2010 and December 31, 2009 aggregate $202,582 and $204,690 respectively.

NOTE 9 – NOTES PAYABLE

In June 2010, as part of the implementation of its business plan, the Company issued €15,000 ($18,308) in bonds. The bonds have a term of 48 months and bearing an annual interest rate of 7.4%.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 9 – NOTES PAYABLE (CONTINUED)

The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries

NOTE 10 – STOCK ISSUANCES

On May 19, 2010, in exchange for $14,880 (€12,000) in cash, the Company issued 297,600 shares of its common stock at $0.05 per share to a non-related individual.

On June 8, 2010, in exchange for $5,970 (€5,000) in cash, the Company issued 119,400 shares of its common stock at $0.05 per share to a non-related individual.

NOTE 11 – LITIGATION

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

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. On July 21, 2010, the Company has paid a first installment of $7,000.

NOTE 12 – SUBSEQUENT EVENT

In July of 2010, as part of the implementation of its business plan, the Company issued a total of 9,200,000 shares of common stock at $0.06 (€0.05) per share to four investors for proceeds of $582,160 (€460,000).

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the six-month period ended June 30, 2010.

During the six-month period ended June 30, 2010, the Company successfully obtained the sales license for its first generic product within seven countries of the European Union. The Company continued developing its business, and has now entered into negotiations with distributors in three countries within the EU.

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

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $63,531,451 and has negative working capital of $1,652,614. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

Net Sales. The Company had a minimum of net sales during the three months ended June 30, 2010 compared to $49,775 in net sales for the three months ended June 30, 2009. Such net sales primarily consisted of consulting services and did not include any sales of generic products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 23,6% to $204,516 during the three month period ended June 30, 2010 as compared to $165,458 for the comparable period in 2009.

Depreciation and Amortization. The Company incurred $181,700 in depreciation and amortization during the three months ended June 30, 2010, compared $364,873 in depreciation and amortization during the three months ended June 30, 2009. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights as per December 31, 2009. The Company reviewed its medical registration rights for impairment on December 31, 2009 and determined that the value of the medical registration rights on December 31, 2009 was $6,150,000 and as such, an impairment loss of $6,252,359 was recognized. The depreciation and impairment expenses for the medical registration rights have been adjusted for the new value for the remaining useful life of this asset.

Research and Development. The Company incurred $14,155 in Research and Development expenses during the three months ended June 30, 2010, as compared to $7,826 in Research and Development expenses during the three months ended June 30, 2009.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $399,868 for the period ended June 30, 2010, as compared with $488,382 for the period ended June 30, 2009.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange during the three month period ended June 30, 2010 of $22,069 compared to a loss of $5,806 for the three month period ended June 30, 2009. The Company incurred interest expenses of $4,243 during the three month period ended June 30, 2010, as compared to $16,495 during the comparable period in 2009. The decrease in interest expense was due primarily to the conversion of the convertible notes. During the first quarter of 2010, the holders of the convertible notes have converted their notes and as such, the Company had no longer to expense interest on these notes during the three month period ending June 30, 2010.

Net Gain (Loss). The Company incurred a net loss of $426,180 during the three month period ended June 30, 2010, as compared with a net loss of $225,683 for the three month period ended June 30, 2009. The increase in net loss was due primarily to the fact that during the three months ended June 2009, as part of the cancellation of the consulting agreement with LFG, we recognized a gain of $285,000, compared to no such gain for the comparable period in 2010.

Comparison of the six months ended June 30, 2010 and 2009

Net Sales. The Company had a minimum of net sales during the period ended June 30, 2010 compared to $49,775 in net sales for the same period ended June 30, 2009. Such net sales primarily consisted of consulting services and did not include any sales of generic products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses decreased 1,95% to $470,523 during the six month period ended June 30, 2010 as compared to $479,816 for the comparable period in 2009.

Depreciation and Amortization. The Company incurred $363,460 in depreciation and amortization during the six months ended June 30, 2010, compared $725,702  in depreciation and amortization during the six months ended June 30, 2009. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights as per December 31, 2009. The Company reviewed its medical registration rights for impairment on December 31, 2009 and determined that the value of the medical registration rights on December 31, 2009 was $6,150,000 and as such, an impairment loss of $6,252,359 was recognized. The depreciation and impairment expenses for the medical registration rights have been adjusted for the new value for the remaining useful life of this asset.

Research and Development. The Company incurred $43,211 in Research and Development expenses during the six months ended June 30, 2010, as compared to $40,687 in Research and Development expenses during the six months ended June 30, 2009.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $876,691 for the period ended June 30, 2010, as compared with $1,196,430 for the period ended June 30, 2009.

Loss on Foreign Exchange and Interest Expense. The Company incurred a loss on foreign exchange during the period ended June 30, 2010 of $42,294 compared to a loss of $12,227 for the period ended June 30, 2009. The Company incurred interest expenses of $345,840 during the six month period ended June 30, 2010, as compared to $33,177 during the comparable period in 2009. The increase in interest expense was due primarily to the conversion of the convertible notes. The holders of the convertible notes have converted their notes and as such, the Company had to expense the conversion feature which was recognized as part of this conversion.

Net Gain (Loss). The Company incurred a net loss of $1,264,825 during the period ended June 30, 2010, as compared with a net loss of $956,834 for the period ended June 30, 2009. The increase in net loss was due primarily to the fact that during the three months ended June 2009, as part of the cancellation of the consulting agreement with LFG, we recognized a gain of $285,000, compared to no such gain for the comparable period in 2010.

Liquidity and Capital Resources

At June 30, 2010, the Company had $5,840,419 of total assets. Total assets consisted of $20,418 in cash, $18,951 in accounts receivable, $3,494 in VAT receivables, $15,685 in equipment, $8,347,061 in medical registration rights, and less $2,565,190 of depreciation and amortization.

The Company's working capital deficit was $1,652,614 at June 30, 2010, compared to a working capital deficit of $2,059,492 at December 31, 2009.

At June 30, 2010, the Company had acquired its wholly owned subsidiary Genmed BV, successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the six months ended June 30, 2010 and had no revenues in generic products during the six months ended June 30, 2009. The revenues the Company did have in the aforementioned period consisted primarily of consulting services.

As of June 30, 2010, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. On July 21, 2010, the Company has paid a first installment of $7,000.

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

On May 19, 2010, in exchange for $14,880 (€12,000) in cash, the Company issued 297,600 shares of its common stock to a non-related individual.

On June 8, 2010, in exchange for $5,970 (€5,000) in cash, the Company issued 119,400 shares of its common stock to a non-related individual.

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

Dated: August 23, 2010	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary