Form 10-Q
period 2010-09-30
Genmed Holding Corp
filed 2010-11-22
CIK 1061688

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 164,977,533 shares of common stock as of November 22, 2010.

GENMED HOLDING CORP.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMED HOLDING CORP.
FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	Page 4

Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements for the nine months ended September 30, 2010 (Unaudited)	7

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$733,536	$-
Accounts receivable	21,134	81,864
VAT receivable	10,189	6,454
Total Current Assets	764,859	88,318

EQUIPMENT, net of accumulated depreciation of $8,156 and $5,832	9,336	12,587

MEDICAL REGISTRATION RIGHTS, net of accumulated amortization
of $2,739,654 and $2,197,061	5,607,407	6,150,000

Total Assets	$6,381,602	$6,250,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$493
Accounts payable	178,575	266,680
Accrued salaries and related expenses	147,014	357,539
Accrued expenses	164,102	513,880
Subordinated notes	969,912
Convertible debentures	-	1,146,557
Discount on convertible debentures	-	(342,029)
Notes Payable	512,198	-
Loans payable to related parties	172,736	204,690
Total Current Liabilities	2,144,537	2,147,810

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; no shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 162,777,533 and 123,211,739 shares at
September 30, 2010 and December 31, 2009, respectively	162,776	123,212
Additional paid-in capital	68,964,054	66,240,744
Accumulated deficit	(64,916,816)	(62,266,626)
Accumulated other comprehensive income	27,051	5,765
Total Stockholders' Equity	4,237,065	4,103,095

Total Liabilities and Stockholders' Equity	$6,381,602	$6,250,905

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For theThree Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES	$4,145	$1,181	$4,648	$50,956

COST AND EXPENSES:
Selling, general and administrative	269,453	153,855	739,975	633,671
Depreciation and amortization	181,719	368,925	545,179	1,094,627
Research & development	15,055	31,580	58,266	72,267
Total Costs and Expenses	466,227	554,360	1,343,420	1,800,565

NET OPERATING LOSS	(462,082)	(553,179)	(1,338,772)	(1,749,609)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	-	-	-	285,000
Loss on foreign exchange	55,054	7,833	12,760	(4,394)
Interest expense	(978,338)	(136,519)	(1,324,178)	(169,696)
Total Other Income (Expense)	(923,284)	(128,686)	(1,311,418)	110,910

NET LOSS	$(1,385,366)	$(681,865)	$(2,650,190)	$(1,638,699)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction	(66,584)	3,409	21,286	(14,285)

COMPREHENSIVE LOSS	$(1,451,950)	$(678,456)	$(2,628,904)	$(1,652,984)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	161,821,489	123,211,739	149,302,895	124,094,092

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,650,190)	$(1,638,699)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	545,179	1,094,627
Stock based compensation	-	102,000
Amortization of beneficial conversion feature	1,303,941	115,625
Changes in operating assets and liabilities:
Accounts receivable	60,730	(29,184)
VAT receivable	(3,735)	3,518
Accounts payable	(88,105)	26,217
Accrued salaries and related expenses	(159,130)	16,147
Accrued expenses	560,929	(114,669)
Net Cash Used in Operating Activities	(430,381)	(424,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(493)	-
Proceeds from notes payable	512,198	-
Proceeds from sale of common stock	603,010	-
Advances from notes payable to related parties	17,412	445,802
Net Cash Provided by Investing Activities	1,132,127	445,802

EFFECT OF EXCHANGE RATE	31,790	(14,669)

INCREASE IN CASH	733,536	6,715

CASH, BEGINNING OF PERIOD	-	1,764
CASH, END OF PERIOD	$733,536	$8,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Non cash activities:
Conversion of convertible debenture into common stock	1,197,952	-
Conversion of accrued expenses and loans to subordinated notes	969,912	-
Conversion of related party debt to convertible debenture	-	925,000
Beneficial conversion feature on convertible debenture	-	462,500
Cancellation of common stock	-	2,400

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $64,916,816 and has negative working capital of $1,379,678.  Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Preferred Shareholders collectively owned 2,179,533 shares of Class A Convertible Preferred Stock of the Company, which equaled to 100% of the outstanding preferred shares of stock of the Company. Pursuant to the General Release Agreement, all of the outstanding preferred shares of the Company were cancelled upon the issue of the common stock to the Preferred Shareholders.

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
SEPTEMBER 30, 2010

NOTE 3 – GENERAL RELEASE AND SETTLEMENT AGREEMENT (Continued)

Pursuant to the Release and Settlement Agreement of April 11, 2009, such shares of common stock of the Company were issued as follows:

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

The fair value of the assets acquired were as follows:

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
SEPTEMBER 30, 2010

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

NOTE 6- CONSULTING AGREEMENTS

Subsequent to December 31, 2008, on or around April 11, 2009, the Company and London Finance Group entered into a Release and Settlement Agreement in which the parties agreed to rescind the Consultancy Agreement entered into by the Company and the London Finance Group on April 17, 2008 and to cancel the shares and warrants that were issued pursuant to the Consulting Agreement as well as to waive all monies owed by the Company to the London Finance Group as part of the same Consulting Agreement.  As part of this agreement, the Company recognized $285,000 as a Gain on the cancellation of the amounts due under the consulting agreements.

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

On March 3, 2010, the holders of the Convertible notes converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company issued 29,948,794 of new shares of Common Stock of the Company.

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at September 30, 2010 and December 31, 2009 aggregate $172,736 and $204,690 respectively.

In August 2010, the Company has requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recognized as part of this conversion and was amortized as interest expense at the issuance date as the notes are convertible immediately.

NOTE 8 – NOTES PAYABLE

In June 2010, as part of the implementation of its business plan, the Company issued €380,000 ($512,198) in bonds. The bonds have a term of 48 months and bearing an annual interest rate of 7.4%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

NOTE 9 – STOCK ISSUANCES

On May 19, 2010, in exchange for $14,880 (€12,000) in cash, the Company issued 297,600 shares of its common stock at $0.05 per share to a non-related individual.

On June 8, 2010, in exchange for $5,970 (€5,000) in cash, the Company issued 119,400 shares of its common stock at $0.05 per share to a non-related individual.

On July 8, 2010, in exchange for $378,090 (€300,000) in cash, the Company issued 6,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 11, 2010, in exchange for $12,645 (€10,000) in cash, the Company issued 200,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 15, 2010, in exchange for $127,260 (€100,000) in cash, the Company issued 2,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 16, 2010, in exchange for $64,165 (€50,000) in cash, the Company issued 1,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

NOTE 10 – LITIGATION

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

In March 2010, the Company and Ms. Palmer settled the lawsuit for $40,000.  The Company accrued this settlement in the financial statements at December 31, 2009.

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. In July the Company and Ms. Palmer agreed upon a payment plan for 6 installments payable at the end of each month. As per October 31, 2010, the Company has made four installments of $7,000 each.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE 11 – SUBSEQUENT EVENT

In October of 2010, the Company issued a total of 2,200,000 shares of common stock at $0.07 (€0.05) per share to two investors for total proceeds of $153,159 (€110,000). From October 1st through November 19, 2010, the Company issued €305,000 ($414,745) in interest bearing bonds.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), formerly called Satellite Newspapers Corp., for the nine-month period ended September 30, 2010.

During the nine-month period ended September 30, 2010, the Company successfully obtained the sales license for its first generic product within seven countries of the European Union. The Company continued developing its business, and has now entered into negotiations with distributors in four countries within the EU.

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

As shown in the accompanying financial statements and notes, the Company has incurred an accumulated deficit of $64,916,816 and has negative working capital of $1,379,678. The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009

Net Sales. The Company had $4,145 in net sales during the three months ended September 30, 2010 compared to $1,181 in net sales for the three months ended September 30, 2009. Such net sales primarily consisted of consulting services and did not include any sales of generic products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 75,1% to $269,453 during the three month period ended September 30, 2010 as compared to $153,855 for the comparable period in 2009.  The increase is mainly due to increase in consulting expenses for the quarter.

Depreciation and Amortization. The Company incurred $181,719 in depreciation and amortization during the three months ended September 30, 2010, compared $368,925 in depreciation and amortization during the three months ended September 30, 2009. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights as per December 31, 2009. The Company reviewed its medical registration rights for impairment on December 31, 2009 and determined that the value of the medical registration rights on December 31, 2009 was $6,150,000 and as such, an impairment loss of $6,252,359 was recognized. The depreciation and impairment expenses for the medical registration rights have been adjusted for the new value for the remaining useful life of this asset.

Research and Development. The Company incurred $15,055 in Research and Development expenses during the three months ended September 30, 2010, as compared to $31,580 in Research and Development expenses during the three months ended September 30, 2009.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $462,082 for the period ended September 30, 2010, as compared with $553,179 for the period ended September 30, 2009.

Loss on Foreign Exchange and Interest Expense. The Company incurred an income on foreign exchange during the three month period ended September 30, 2010 of $55,054 compared to an income of $7,833 for the three month period ended September 30, 2009. The Company incurred interest expenses of $978,338 during the three month period ended September 30, 2010, as compared to $136,519 during the comparable period in 2009. The increase in interest expense was due primarily to the subordination agreements the Company entered into with related note holders and its officers. As such  a beneficial conversion feature of approximately $960,000 was recognized and was amortized as interest expense at the issuance date of the agreement.

Net Gain (Loss). The Company incurred a net loss of $1,385,366 during the three month period ended September 30, 2010, as compared with a net loss of $681,865 for the three month period ended September 30, 2009. The increase in net loss was due primarily to the subordination agreements the Company entered into with related note holders and its officers. As such  a beneficial conversion feature of approximately $960,000 was recognized and amortized at the issuance date of the agreement.

Comparison of the nine months ended September 30, 2010 and 2009

Net Sales. The Company had $4,648 in net sales during the period ended September 30, 2010 compared to $50,956 in net sales for the same period ended September 30, 2009. Such net sales primarily consisted of consulting services and did not include any sales of generic products.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 16,8% to $739,975 during the nine month period ended September 30, 2010 as compared to $633,671 for the comparable period in 2009.  The increase is mainly due to increase in consulting expenses for the quarter.

Depreciation and Amortization. The Company incurred $545,179 in depreciation and amortization during the nine months ended September 30, 2010, compared $1,094,627  in depreciation and amortization during the nine months ended September 30, 2009. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights as per December 31, 2009. The Company reviewed its medical registration rights for impairment on December 31, 2009 and determined that the value of the medical registration rights on December 31, 2009 was $6,150,000 and as such, an impairment loss of $6,252,359 was recognized. The depreciation and impairment expenses for the medical registration rights have been adjusted for the new value for the remaining useful life of this asset.

Research and Development. The Company incurred $58,266 in Research and Development expenses during the nine months ended September 30, 2010, as compared to $72,267 in Research and Development expenses during the nine months ended September 30, 2009.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,338,772 for the period ended September 30, 2010, as compared with $1,749,609 for the period ended September 30, 2009.

Loss on Foreign Exchange and Interest Expense. The Company incurred a gain on foreign exchange during the period ended September 30, 2010 of $12,760 compared to a loss of $4,394 for the period ended September 30, 2009. The Company incurred interest expenses of $1,324,178 during the nine month period ended September 30, 2010, as compared to $169,696 during the comparable period in 2009. The increase in interest expense was due primarily to the subordination agreements the Company entered into with related note holders and its officers. As such  a beneficial conversion feature of approximately $960,000 was recognized and was amortized as interest expense at the issuance date of the agreement.

Net Gain (Loss). The Company incurred a net loss of $2,650,190 during the period ended September 30, 2010, as compared with a net loss of $1,638,699 for the period ended September 30, 2009. The increase in net loss was due primarily to the subordination agreements the Company entered into with related note holders and its officers. As such  a beneficial conversion feature of approximately $960,000 was recognized and amortized at the issuance date of the agreement.

Liquidity and Capital Resources

At September 30, 2010, the Company had $6,381,602 of total net assets. Total assets consisted of $733,536 in cash, $21,134 in accounts receivable, $10,189 in VAT receivables, $9,336 in equipment, $5,607,407 in medical registration rights.

The Company's working capital deficit was $1,379,678 at September 30, 2010, compared to a working capital deficit of $2,059,492 at December 31, 2009.

At September 30, 2010, the Company had acquired its wholly owned subsidiary Genmed BV, successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the nine months ended September 30, 2010 and had no revenues in generic products during the nine months ended September 30, 2009. The revenues the Company did have in the aforementioned period consisted primarily of consulting services.

As of September 30, 2010, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its generic drug distribution business or to continue as a going concern.

In August 2010, the Company requested from their related party note holders and its officers to subordinate any outstanding loans, interest, fees and unpaid salaries due to them from the Company to any and all bonds holders of the Company. As of August 25, 2010, a total amount of $960,000 has been subordinated to the Company’s bond holders.

As of November 22, 2010, the Company has realized €587,000 (approx. $756,000) in equity financing and issued for €685,000 (approx. $936,000) in interest bearing bonds.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. In July the Company and Ms. Palmer agreed upon a payment plan for 6 installments payable at the end of each month. As per October 31, 2010, the Company has made four installments of $7,000 each.

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

On July 8, 2010, in exchange for $378,090 (€300,000) in cash, the Company issued 6,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 11, 2010, in exchange for $12,645 (€10,000) in cash, the Company issued 200,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 15, 2010, in exchange for $127,260 (€100,000) in cash, the Company issued 2,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On July 16, 2010, in exchange for $64,165 (€50,000) in cash, the Company issued 1,000,000 shares of its common stock at $0.06 (€0.05) per share to a non-related individual.

On October 12, 2010, in exchange for $139,233 (€100,000) in cash, the Company issued 2,000,000 shares of its common stock at $0.07 (€0.05) per share to a non-related individual.

On October 23, 2010, in exchange for $13,926 (€10,000) in cash, the Company issued 1,000,000 shares of its common stock at $0.07 (€0.05) per share to a non-related individual.

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

Dated: November 22, 2010	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer, Vice President, and Secretary