Form 10-K
period 2010-12-31
Genmed Holding Corp
filed 2011-04-18
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ] Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                           Accelerated filer  [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No  [  ]

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

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. Due to the fact that the Company was obliged to file additional variations with the appropriate authorities to enter certain markets and consequently the delay that this caused, the Company was not able to generated revenues in the fiscal year ended December 31, 2010. The Company, which is to be considered as a startup Company is currently developing its business of the sale and distribution of generic drugs and strives to start generating revenues through the sales of generic drugs in 2011. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2010, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

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

In March 2010, the Company and Ms. Palmer have settled the lawsuit for an amount of $40,000.  The Company accrued this settlement in the 2009 financial statements.

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. In July the Company and Ms. Palmer agreed upon a payment plan for 6 installments payable at the end of each month. On December 29, 2010, the Company made the final installment after which the case was resolved and fully concluded.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2010, the Company had no submission of matters to a vote of security holders.

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	$1.01	$0.08
Second Quarter	$1.01	$0.06
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.27	$0.06

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	$0.25	$0.06
Second Quarter	$0.21	$0.07
Third Quarter	$0.41	$0.21
Fourth Quarter	$0.50	$0.35

FISCAL YEAR ENDING DECEMBER 31, 2011

First Quarter	$0.52	$0.12

As of April 14, 2011, there were 165,144,533 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on April 14, 2011, was $0.06 per share.

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

On December 31, 2009, the Company and Mr. Bouwens, the CEO of the Company, agreed upon the conversion of his note, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $221,557, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note was due on December 31, 2010.  A beneficial conversion feature of $110,779 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 of newly shares of Common Stock of the Company.

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amounts outstanding at December 31, 2010 and 2009 aggregate $119,822 and $204,690 respectively.

           In August 2010, the Company has requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recognized as part of this conversion and was amortized as interest expense at the issuance date as the notes are convertible immediately.

On December 8, 2010, two subordinated note holders sold their note and other amounts receivable from the Company including the unpaid interest to an unrelated party. The Company issued a new 10% Secured Convertible Debenture with the new party.  The new note is issued for the amount of $855,960, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion.
The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements.

On December 8, 2010, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note, including the unpaid interest and any other amount owed to him, and to issue a new 10% Secured Convertible Debenture. The new note is issued for the amount of $132,914, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion.
The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements

Notes (Bonds)

As of June 2010, as part of the implementation of its business plan, the Company issued €866,000 ($1,147,500) in bonds. The bonds have a term of 48 months and, depending on the participated amount, bearing an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

In 2011, the Company entered into bond agreements for an additional €375,000 (approximately $497,950). The Company has also entered into agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices of $0.35 to $0.50 per share. Holders of approximately $1,371,000 of bonds may convert the bonds into 3,806,484 shares of common stock

April 17, 2008, Agreements

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

Genmed is currently seeking to develop its business of the registration, sale and distribution of generic drugs through its wholly owned subsidiary Genmed B.V.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Revenues. The Company  had no sales  and revenues during the fiscal year ended December 31, 2010 and minimum sales during the fiscal year ended December 31, 2009. This is because the Company had to submit additional variations to its current product registration and sales licenses in order to be allowed to start with marketing of its product.  The revenues in 2009 were not through the sales of generic drugs.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $1,008,655 during the fiscal year ended December 31, 2010 compared to $757,403 during the fiscal year ended December 31, 2009. Such increase was due primarily to the management fee of the CEO for services performed in 2009 which the Company did not record until 2010, as well as services of other consultants which the Company hired.

Impairment of Medical Registration Rights. The Company recorded $5,405,606 in impairment of medical registration rights during the fiscal year ended December 31, 2010, compared to $6,252,359 in impairment during the fiscal year ended December 31, 2009. The impairment of Medical Registration Rights was due to the inability to obtain authorization to market generic drugs and thus inability to generate revenues originally anticipated for the fiscal years ended 2010 and 2009. The Company was forced to file for additional variations on the current and existing marketing authorizations which is the reason the Company was not able to start the marketing of its product in 2010.

Depreciation and Amortization. The Company incurred $748,866 in depreciation and amortization during the fiscal year ended December 31, 2010, compared to $1,464,616 in depreciation and amortization during the fiscal year ended December 31, 2009. The decrease in depreciation and amortization expenses are primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary.

Research and Development. The Company incurred $70,777 in research and development expenses during the fiscal year ended December 31, 2010, compared to $94,302 in such expenses during the fiscal year ended December 31, 2009. Such decrease is due to the effect of that the registration process of the Company’s first generic product has been completed.

Operating Losses. As a result, the Company incurred a net operating loss of $7,233,904 during the fiscal year ended December 31, 2010 compared to a net operating loss of $8,516,688 during the fiscal year ended December 31, 2009.

Other Income (Expenses). The Company incurred, a loss on foreign exchange of ($10,156), incurred interest expenses of ($60,159) and had amortized debt discount $(424,908) in the aggregate amount of ($495,223) during the fiscal year ended 2010, compared to a gain on the cancellation of a consulting agreement of $285,000, a loss on foreign exchange of ($15,434), incurred a loss of ($10,000) on a settlement of litigation, and interest expenses of ($106,343 ) and had amortized debt discount $(231,250) in the aggregate amount of ($78,027) during the fiscal year ended December 31, 2009.

       Net Loss.  The Company incurred a net loss of $7,729,127 during the fiscal year ended December 31, 2010, compared to a net loss of $8,594,715 during its fiscal year ended December 31, 2009.

Comparison of the Years Ended December 31, 2009 and 2008

Revenues. For the fiscal year ended 2009 and the fiscal year ended 2008, The Company had minimal sales and revenues.  This is a because the Company has been seeking to develop its generic drug sale and distribution business in 2007 and 2008 through the present.

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

Other Income (Expenses). The Company incurred a gain on the cancellation of a consulting agreement of $285,000, a loss on foreign exchange of ($15,434), incurred a loss of ($10,000) on a settlement of litigation,  and interest expenses of ($337,593) in the aggregate amount of ($78,027) during the fiscal year ended December 31, 2009 compared to a foreign exchange gain of $10,892 and interest expense of ($52,083) in the aggregate amount of ($41,191) during the fiscal year ended December 31, 2008.

Net Loss.  The Company incurred a net loss of $8,594,715 during the fiscal year ended December 31, 2009, compared to a net loss of $38,756,676 during its fiscal year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital of $673,916.

Cash Flows

Net cash used in operating activities was ($1,031,104) for the year ended December 31, 2010 and ($502,523) for the year ended December 31, 2009.

Net cash provided by financing activities was 1,865,999 and $503,324 for the year ended December 31, 2010 and 2009, respectively. The net cash provided by financing activities for the year ended December 31, 2010 consisted primarily of proceeds from the issuance of common stock and bonds payable.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-6

Notes to Financial Statements	F-7

Meyler & Company LLC	One Arin Park	Phone 732-671-2244
Certified Public Accountants	1715 Highway 35
Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
  Genmed Holding Corp.
  Zoetermeer, The Netherlands

We have audited the accompanying consolidated balance sheets of Genmed Holding Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010.  Genmed Holding Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genmed Holding Corp. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative net losses of $69,995,753 since inception, and had net losses of $7,729,127 and $8,594,715 for the years ended December 31, 2010 and 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

April 15, 2011
Middletown, NJ

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$868,770	$-
Accounts receivable	-	81,864
VAT receivable	31,890	6,454
Amount due from related party	298,170	-
Prepaid expenses	25,916	-
Total Current Assets	1,224,746	88,318

EQUIPMENT, net of accumulated depreciation of $8,798 and $5,832 at	8,231	12,587
December 31, 2010 and 2009, respectively
MEDICAL REGISTRATION RIGHTS, net of accumulated amortization
of $2,941,455 and $2,197,061 at December 31, 2010 and 2009, respectively	-	6,150,000

Total Assets	$1,232,977	$6,250,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$493
Accounts payable	175,109	266,680
Accrued salaries and related expenses	87,351	357,539
Accrued expenses	45,447	3,193
Accrued expenses - related parties	123,101	510,687
Convertible debentures, net of discount of $0 and $342,029
at December 31, 2010 and 2009, respectively	-	804,528
Loans payable to related parties	119,822	204,690
Total Current Liabilities	550,830	2,147,810

LONG TERM LIABILITIES
Bonds payable	1,147,534	-
Subordinated convertible debentures, net of discount of $1,066,198
and $0 at December 31, 2010 and 2009, respectively	35,114	-
Total Long Term Liabilities	1,182,648	-

Total Liabilities	1,733,478	2,147,810

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
December 31, 2010 and December 31, 2009.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 164,977,533 and 123,211,739 shares at
December 31, 2010 and December 31, 2009, respectively	164,976	123,212
Additional paid-in capital	69,302,178	66,240,744
Accumulated deficit	(69,995,753)	(62,266,626)
Accumulated other comprehensive income	28,098	5,765
Total Stockholders' Equity (Deficit)	(500,501)	4,103,095

Total Liabilities and Stockholders' Equity (Deficit)	$1,232,977	$6,250,905

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

NET SALES	$-	$51,992

COST AND EXPENSES:
Selling, general and administrative	1,008,655	757,403
Depreciation and amortization	748,866	1,464,616
Impairment of medical registration rights	5,405,606	6,252,359
Research & development	70,777	94,302
Total Costs and Expenses	7,233,904	8,568,680

NET OPERATING LOSS	(7,233,904)	(8,516,688)

OTHER INCOME (EXPENSE)
Gain on cancellation of consulting agreement	-	285,000
Loss on settlement of litigation		(10,000)
Loss on foreign exchange	(10,156)	(15,434)
Interest expense	(60,159)	(106,343)
Amortization - debt discount	(424,908)	(231,250)
Total Other Income (Expense)	(495,223)	(78,027)

LOSS BEFORE INCOME TAXES	(7,729,127)	(8,594,715)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,729,127)	$(8,594,715)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.05)	$(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	153,109,653	123,856,123

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,729,127)		$(8,594,715)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	748,866		1,464,616
Impairment of medical registration rights	5,405,606		6,252,359
Stock based compensation	-		102,000
Amortization of beneficial conversion feature	424,908		231,249
Changes in operating assets and liabilities:
Accounts receivable	81,090		(81,864)
VAT receivable	(27,281)		2,323
Amount due from relataed party	(313,792)
Prepaid expenses	(27,274)
Accounts payable	(83,930)		97,584
Accrued salaries and related expenses	(135,422)		26,119
Accrued expenses	46,888
Accrued expenses - related parties	578,364		(2,194)
Net Cash Used in Operating Activities	(1,031,104)		(502,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(493)		493
Proceeds from bonds payable	1,147,534		-
Proceeds from loans payable to related parties	13,252		502,831
Payments on loans paybale to related parties	(50,463)
Proceeds from issuance of common stock	756,169		-
Net Cash Provided by Investing Activities	1,865,999		503,324

EFFECT OF EXCHANGE RATE	33,875		(2,565)

INCREASE (DECREASE) IN CASH	868,770		(1,764)

CASH, BEGINNING OF PERIOD	-		1,764
CASH, END OF PERIOD	$868,770		$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$15,692		$-
Taxes	$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debenture into common stock	$1,146,557	$
Conversion of accrued interest into common stock	$51,395		$-
Conversion of accrued expenses and loans to subordinated notes	$1,101,312		$-
Conversion of related party debt to convertible debenture	$-		$1,146,557
Beneficial conversion feature on convertible debenture	$1,149,077		$573,278
Cancellation of common stock	$-		$2,400

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES
Statements of Stockholders' Equity
For the Year Ended December 31, 2009 and 2010

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2008	-	$-	125,611,739	$125,612	$65,563,066	$(53,671,911)	$8,770	$12,025,537

Amortization of common stock issued for consulting agreement					102,000			102,000
Cancellation of common stock issued for consultancy agreement at $0.51 per share			(2,400,000)	(2,400)	2,400			-
Beneficial conversion features on convertible debentures					573,278			573,278
Components of comprehensive loss:
Foreign currency translation							(3,005)	(3,005)
Net loss for the year ended December 31, 2009						(8,594,715)		(8,594,715)
Total comprehensive loss								(8,597,720)
Balance, December 31, 2009	-	-	123,211,739	123,212	66,240,744	(62,266,626)	5,765	4,103,095

Conversion of convertible debentures into common stock
at $0.04 per share			29,948,794	29,948	1,168,004			1,197,952
Issuance of Common Stock for cash at $0.05 per share			417,000	416	20,434			20,850
Issuance of Common Stock for cash at $0.06 per share			9,200,000	9,200	572,960			582,160
Issuance of Common Stock for cash at $0.07 per share			2,200,000	2,200	150,959			153,159
Beneficial conversion features on convertible debentures					1,149,077			1,149,077
Components of comprehensive loss:
Foreign currency translation							22,333	22,333
Net loss for the year ended December 31, 2010						(7,729,127)		(7,729,127)
Total comprehensive loss								(7,706,794)
Balance, December 31, 2010	-	$-	164,977,533	$164,976	$69,302,178	$(69,995,753)	$28,098	$(500,501)

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE A -   NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Genmed Holding Corp. (“GENM”or the “Company”) through its wholly owned Dutch subsidiary Genmed B.V. is focusing on the delivery of low cost generic medicines directly to distribution chains throughout the world. Generic medicines, which become available when the originator medicines patents has expired, are, due to continuing governmental pressure and new insurance policies, increasingly used as equally effective alternatives to higher-priced originator pharmaceuticals by general practitioners, specialists and hospitals.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $69,995,753, since inception, and had losses from continuing operations of $7,729,127 and $8,594,715 in 2010 and 2009. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Codification
Effective July 1, 2009, the Accounting Standards Codification (“ASC”) became the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Consolidated Financial Statements
The consolidated financial statements include the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2010 and 2009 at the period end exchange rate of €1.00 to US$ 1.32520 and €1.00 to US$ 1.4333. Statement of Operations amounts for the year ended December 31, 2010 and 2009 were translated using the average rates during the periods of €1.00 to US$ 1.32750 and €1.00 to US$ 1.39463. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

 GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2010 or 2009.

Net Loss Per Common Share
Basic earnings per share (“EPS”) is computed  by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Comprehensive Income
Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders' equity(deficit), in the balance sheet.

Equity Based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Revenue Recognition
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

Research and Development Costs
All research and development costs are expensed as incurred.

Equipment and Depreciation
Equipment is stated at cost less accumulated depreciation and is depreciated on the straight-line method over the estimated use life, which is five years. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over the estimated useful life of the equipment. Depreciation expense for the years ended December 31, 2010 and 2009, amounted to $3,412 and $3,584, respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Medical Registration Rights and Amortization
Medical Registration Rights are stated at cost less accumulated amortization and impairment (Fair Value) adjustments, and are amortized on the straight-line method over the estimated useful life which is ten years. Amortization expense for the years ended December 31, 2010 and 2009, amounted to $745,454 and $1,461,032. See Note F for impairment.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If property and medical registration rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.  See Note F on impairment of Medical Registration Rights.

Income and Other Taxes
Genmed B.V., a Dutch corporation and a subsidiary of the Company is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

Reclassifications
Certain amounts in the 2009 consolidated Financial Statements have been reclassified to conform to the presentation used in 2010

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued, and the Company adopted, Accounting Standards Codification (“ASC”) update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financing the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.
In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2012. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Preferred Shareholders collectively owned 2,179,533 shares of Class A Convertible Preferred Stock of the Company, which equaled 100% of the outstanding preferred shares of stock of the Company. Pursuant to the General Release Agreement, all of the outstanding preferred shares of the Company were cancelled upon the issuance of the common stock to the Preferred Shareholders.

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

Subsequent to December 31, 2008, on or around April 11, 2009, the ‘Shareholders’ entered into a Release and Settlement Agreement in which the parties agreed to the cancellation of all the warrants that were issued pursuant to

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
NOTE D - STOCK EXCHANGE AGREEMENT (Continued)

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

NOTE E – CONSULTING AGREEMENTS

On April 17, 2008, the Company, entered into a Consulting Agreement with London Finance Group, Ltd. (“London”). Pursuant to such Consulting Agreement, London will consult with the Company on achieving Company objectives including merging with other businesses, disposing of businesses or assets, entering into strategic relationships, entering into investment banking relationships, and securing valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. London was to receive an initial payment of $65,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, 2,400,000 shares of restricted common stock and 2,400,000 warrants to purchase the Company’s common stock as compensation for its consulting services.  For the years ended December 31, 2010 and 2009, the Company recognized $0 and $60,000 in consulting expense, respectively, under this consulting agreement.

Subsequent to December 31, 2008, on or around April 11, 2009, the Company and London Finance Group entered into a Release and Settlement Agreement in which the parties agreed to rescind the Consultancy Agreement entered into by the Company and the London Finance Group on April 17, 2008 and to cancel the shares and warrants that have been issued pursuant to the Consulting Agreement as well as to waive all monies owed by the Company to the London Finance Group as part of the same Consulting Agreement.  As part of this agreement, the Company recognized $285,000 as a Gain on the cancellation of the amounts due under the consulting agreements during the year ended December 31, 2009.

Also on April 17, 2008, the Company entered into a Consulting Agreement with Total Look B.V. (“Total Look”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Look will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the years ended December 31, 2010 and 2009, the Company recognized $240,000 in consulting expense, under this consulting agreement.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE E – CONSULTING AGREEMENTS (Continued)

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2009 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the year ended December 31, 2010 the Company recognized $340,000 in management services expense, under this consulting agreement.

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will continue to act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite . RHI will receive €6,500 per month for the length of the Management Services Agreement. For the year ended December 31, 2010 the Company recognized €78,000 (approx. $ 104,000) in management services expense, under this consulting agreement.

NOTE F – IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its Medical Registration Rights as at December 31, 2010 and 2009 for impairment.  The Company has the registration rights to sell a product called Paracetamol in the European Union and is in the process of obtaining  additional  approvals for variations which are required for the marketing and distribution of the product.  The Company has incurred delays in obtaining the approvals, resulting in delays in receiving revenue compared to its original projections.  The Company has utilized the income approach to value its Medical Registration Rights and at December 31, 2010, the discounted cash flows did not support the carrying value of the asset as a result of the revenue delays.  In accordance with U.S. Generally Accepted Accounting Standards, the Company was required to impair the Rights.  Accordingly, the Company has recognized an impairment loss of $5,405,606 and $6,252,359 at December 31, 2010 and 2009, respectively.

NOTE G - NOTES PAYABLE TO RELATED PARTIES

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

On March 3, 2010, the holders of the Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. As such, the Company has issued 29,948,794 shares of Common Stock of the Company.

During 2010 and 2009, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE G - NOTES PAYABLE TO RELATED PARTIES (Continued)

the rate of 8% per year. The amounts outstanding at December 31, 2010 and 2009 aggregate $119,822 and $204,690 respectively.

In August 2010, the Company requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds (see Note H) that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recorded as part of this conversion and is being amortized as interest expense over the term of the bonds, which is four years.

On December 8, 2010, two subordinated note holders sold their note and other amounts receivable from the Company including the unpaid interest to an unrelated party. The Company issued a new 10% Secured Convertible Debenture with the new party.  The new note is issued for the amount of $855,960, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $149,000, after adjusting for the unamortized amount of $706,875 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years.

On December 8, 2010, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note, including the unpaid interest and any other amount owed to him, and to issue a new 10% Secured Convertible Debenture. The new note is issued for the amount of $132,914, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $39,000, after adjusting for the unamortized amount of $93,750 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years.

Amortization of the discounts amounted to $424,908 and $231,250 during the years ended December 31, 2010 and 2009, respectively.

NOTE H - BONDS PAYABLE

As of June 2010, as part of the implementation of its business plan, the Company issued approximately €866,000 ($1,147,500) in bonds. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER GENMED 31, 2010

he loss before income taxes consists of the following:

	For the Years Ended
	December 31,
	2010	2009

United States	$(7,322,832)	$(8,282,591)
Foreign	(406,295)	(312,124)
Totals	(7,729,127)	(8,594,715)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate tax rate as follows:
	For the Years Ended
	December 31,
	2010	2009

United States Statutory Corporate Income Tax Rate	(34.0%)	(34.0%)
Permanent Differences	0.0%	0.0%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of Allowable credits	0.0%	0.0%
Income Tax	0.0%	0.0%

The components of deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	For the Years Ended
	December 31,
	2010	2009
Deferred Tax Assets (Liabilities) - Long Term

Net Operating losses	$2,587,000	$1,935,000
Medical Registration Rights	3,964,000	2,126,000
Stock Based Compensation	35,000	35,000
Valuation Allowance	(6,586,000)	(4,096,000)
Net Deferred Tax Asset	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by approximately $2,490,000 and $2,909,000 in the years ended December 31, 2010 and 2009.

As of December 31, 2010, there are approximately $7,610,000 in US net operating loss carryforwards expiring through 2030. Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions, the utilization of net operating loss carryforwards are limited.

HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER GENMED 31, 2010

NOTE J - STOCKHOLDERS’ EQUITY

Conversion of Convertible Debentures

On March 3, 2010, the holders of the 8% Convertible notes have converted their notes including the unpaid interest into shares of the Company’s Common Stock. In this connection, the Company issued 29,948,794 shares of Common Stock of the Company.

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

On October 23, 2010, in exchange for $13,926 (€10,000) in cash, the Company issued 200,000 shares of its common stock at $0.07 (€0.05) per share to a non-related individual.

NOTE K – AMOUNT DUE FROM RELATED PARTY

At December 31, 2010, the Company has an amount due from a related party of $298,170 (€225,000). The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due is non-interest bearing and was received in full in April 2011.

NOTE L - EMPLOYMENT CONTRACT

On October 1, 2008, the Company renewed the employment contract with the Chief Financial Officer. The agreement is indefinite and calls for an annual salary of $99,600 per year. On October 31, 2009, the Company and the Chief Financial Officer jointly agreed to terminate the employment agreement and to continue the collaboration as of January 1, 2010 on a consulting basis.

NOTE M - LITIGATION

The Company has been named as a defendant in a lawsuit filed in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida, Case No. 08-79227CA25. The Company’s former Chief Executive Officer, Jerri Palmer, has instigated the lawsuit against the Company alleging Breach of Contract and Unjust Enrichment.  Ms. Palmer is claiming damages in excess of $15,000. Ms. Palmer was the Company’s Chief Executive Officer from

F14

HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER GENMED 31, 2010

NOTE M – LITIGATION (Continued)

December 5, 2005, until her resignation on May 19, 2006.  The Company has alleged counter claims against Ms. Palmer for breach of contract and breach of fiduciary duty.

In March 2010, the Company and Ms. Palmer have settled the lawsuit for an amount of $40,000.  The Company has accrued this settlement in the financial statements for the year ended December 31, 2009.

On July 20, 2010, since the Company was not able to pay this amount, Ms. Palmer entered into a final judgment against the Company for $40,000 bearing an annual interest rate at 6%. In July the Company and Ms. Palmer agreed upon a payment plan for 6 installments payable at the end of each month. On December 29, 2010, the Company made the final installment after which the case was resolved and fully concluded.

NOTE N – COMMITMENTS AND CONTINGENCIES

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $855,960 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $875,225 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $875,225. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2010, no requests for advances have been made by the Company.

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $132,914 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $135,903 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $135,903. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2010, no requests for advances have been made by the Company.

The Company leases its office space from its CEO pursuant to an operating lease which expires April 30, 2013. The Company is obligated to make quarterly payments of €4,556 (approximately $6,000) through December 2011. Each year the rental will be indexed according Dutch CPI percentage.

Based upon the historical index percentages, future minimum rentals under the operating lease over the next three years are as follows:

	Amount	Amount
December 31, 2011	17,024	22,560
December 31, 2012	17,450	23,124
December 31, 2013	17,886	23,702

HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER GENMED 31, 2010

NOTE O – SUBSEQUENT EVENTS

In 2011, the Company entered into bond agreements for an additional €375,000 (approximately $497,950). The Company has also entered into agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices of $0.35 to $0.50 per share. Holders of approximately $1,371,000 of bonds may convert the bonds into 3,806,484 shares of common stock

On March 23, 2011, the Company issued 167,000 shares of its common stock to an individual for promotional services valued at $0.20 per share for a total value of $33,400.

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

ITEM 9A(T).                                 CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2011, there were no independent directors and no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

    During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position
Erwin R. Bouwens	48	4/2008	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	39	1/2004	Chief Financial Officer, Director

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

Audit Committee

The Board of Directors does not have a Compensation, Audit, or Nominating Committee.  The usual functions of such committees are performed by the entire Board of Directors. The Board of Directors has determined that at present we do not have an independent audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

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

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Erwin R. Bouwens	2010	$240,000	$0	$0	$0	$240,0000
Chief Executive Officer	2009	$0	$0	$0	$0	$0

Randy Hibma	2010	$99,430	$0	$0	$0	$99,430
Chief Financial Officer	2009	$82,800	$0	$0	$0	$82,800
	2008	$69,900	$0	$0	$0	$69,900

Employment Contracts

The Company currently has no employees on the payroll. The Company entered into Management Service Agreements with the executive officers of the Company. The Management Service Agreements are indefinite and have commenced on January 1, 2010.
As per the Management Service Agreements, Mr. Bouwens will be paid a monthly fee of $20,000 and Mr. Hibma will be paid a monthly fee of € 6,500.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Erwin R. Bouwens Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	99,208,794	(1)(2)	60,1%

Common Stock	Randy Hibma Rontgenlaan 27, 2719 DX Zoetermeer, The Netherlands	2,000,000	(3)	1.2%

Common Stock	Officers and Directors as a group (two persons)	101,208,794		61,3%

(1)           Mr. Bouwens’ share ownership consists of 28,877,219 shares of common stock held by E.R. BouwensBeheermaatschappij B.V., 6,480,000 shares of common stock held by Medical Network Holding B.V. (Mr.Bouwens is owner and controlling officer of both entities), and 63,851,575 shares of common stock held by Total Look B.V., of which Mr. Bouwens is a 50% owner.

(2)           Mr. Bouwens has a contractual right of first refusal to purchase 9,120,000 shares of common stock of Mr. J.E. deMetz and 9,120,000 shares of common stock of Mr. W. Blijleven. If Mr. Bouwens were to acquire all 18,240,000shares of common stock, assuming the same number of outstanding shares, his ownership would then consist of 117,448,794 shares of common stock of the Company, or 71.2% of the common stock of the Company.

(3)
Mr. Hibma is the holder of a subordinated note which is convertible into 1,768,928 shares of common stock. If Mr. Hibma will convert the entire amount of the note, his ownership would then consist of 3,768,928 shares of common stock of the Company, or 2,26% of the common stock of the Company.

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

Besides the funds that The Company has received from the convertible note holders, the Company has received other advances from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amount outstanding at December 31, 2010 and 2009 aggregate $119,822 and $204,690 respectively.

In August 2010, the Company has requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recognized as part of this conversion and was amortized as interest expense at the issuance date as the notes are convertible immediately.

On December 8, 2010, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note, including the unpaid interest and any other amount owed to him, and to issue a new 10% Secured Convertible Debenture. The new note is issued for the amount of $132,914, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion.
The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements

Acquisition of Genmed B.V.. On April 17, 2008, Genmed Holding Corp. ("Genmed," or the “Company”) entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Joost de Metz (“de Metz”), Willem Blijleven (“Blijleven”), Erwin R. Bouwens (“Bouwens”) and Medical Network Holding BV (“MNH,” and collectively with de Metz, Blijlevens and Bouwens, the “Shareholders”). The Shareholders were holders of 100% of the outstanding capital stock of Genmed BV (“GMBV”), a company organized in The Netherlands.

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

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2010	FISCAL YEAR 2009

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$50,000	$51,600

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2010	FISCAL YEAR 2009

Meyler & Company, LLC	$50,700	$51,600

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

10.3	Employment Contract between the Company and Randy Hibma, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.4	Ethics Code of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.5	Employment Contract between the Company and Randy Hibma, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.6	Ethics Code of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.7	Subrdinated Agreement ER Bouwens Beheermaatscheppij

10.8	Subrodinated Agreement Naranja

10.9	Subordinated Agreement R. Hibma

10.10	Subordinated Agreement R.P. Piceni

10.11	Subordinated Agreement Total Look

10.12	Addendum to 10% Convertible Debt Admefo

10.13	Addendum to 10% Convertible Deb. RPP

10.14	Convertible Debenture - Admefo

10.15	Convertible Debenture - Piceni

10.16	Securities Purchase Agreement - Admefo

10.17	Securities Purchase Agreement - Piceni

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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