Form 10-Q
period 2011-03-31
Genmed Holding Corp
filed 2011-05-24
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 165,144,533 shares of common stock as of May 23, 2011.

GENMED HOLDING CORP.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARY

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011
CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	7

Statements of Stockholders Deficit for the three months ended March 31, 2011 (Unaudited) and for the year ewnded December 31, 2010	8

Notes to Consolidated Financial Statements (Unaudited)	9

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,028,988	$868,770
VAT receivable	12,162	31,890
Amount due from related party	317,205	298,170
Prepaid Expenses	14,098	25,916
Total Current Assets	1,372,453	1,224,746

EQUIPMENT, net of accumulated depreciation of $10,253 and $8,798
at March 31, 2011 and December 31, 2010, respectively	7,864	8,231
Total Assets	$1,380,317	$1,232,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$134,142	$175,109
Accrued salaries	72,997	87,351
Accrued expenses	92,164	45,447
Accrued expenses - related parties	177,516	123,101
Loans payable to related parties	81,987	119,822
Total Current Liabilities	558,806	550,830

LONG TERM LIABILITIES
Bonds payable, net of discount of $245,437 and $0 at March 31, 2011
and December 31, 2010, respectively	1,468,042	1,147,534
Subordinated convertible debentures, net of discount of $997,716 and
$1,066,198 at March 31, 2011 and December 31, 2010, respectively	109,681	35,114
Total Long Term Liabilities	1,577,723	1,182,648

Total Liabilities	2,136,529	1,733,478

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 165,144,533 and 164,977,533 shares at
March 31, 2011 and December 31, 2010, respectively	165,143	164,976
Additional paid-in capital	69,578,645	69,302,178
Accumulated deficit	(70,462,810)	(69,995,753)
Accumulated other comprehensive income (loss)	(37,190)	28,098
Total Stockholders' Deficit	(756,212)	(500,501)

Total Liabilities and Stockholders' Deficit	$1,380,317	$1,232,977

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

NET SALES	$-	$-

COST AND EXPENSES:
Selling, general and administrative	345,887	266,007
Depreciation and amortization	866	181,760
Research & development	26,235	29,056
Total Costs and Expenses	372,988	476,823

NET OPERATING LOSS	(372,988)	(476,823)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	42,496	(20,225)
Interest expense	(57,269)
Amortization - debt discount	(79,296)	(341,597)
Total Other Income (Expense)	(94,069)	(361,822)

LOSS BEFORE INCOME TAXES	(467,057)	(838,645)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(467,057)	$(838,645)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$-	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	165,001,655	132,861,906

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(467,057)	$(838,645)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	866	181,760
Amortization of beneficial conversion feature	79,296	342,029
Stock-based compensation	20,040	-
Changes in operating assets and liabilities:
Accounts receivable	-	60,973
VAT receivable	21,098	5,355
Prepaid expenses	13,061	-
Accounts payable	(46,763)	5,532
Accrued salaries	(14,354)	(13,129)
Accrued expenses	46,506	-
Accrued expenses - related parties	53,953	237,345
Net Cash Used in Operating Activities	(293,354)	(18,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(493)
Proceeds from bonds payable	528,675	-
Proceeds from loans payable to related parties		5,135
Payments on loans payable to related parties	(50,463)	-
Net Cash Provided by Financing Activities	478,212	4,642

EFFECT OF EXCHANGE RATE	(24,640)	35,608

INCREASE (DECREASE) IN CASH	160,218	21,470

CASH, BEGINNING OF PERIOD	868,770	-
CASH, END OF PERIOD	$1,028,988	$21,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$26,873	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$1,146,557	$1,197,952
Issuance of common stock for promotional services	$20,040	$-
Beneficial conversion on bonds payable charged to additional paid in capital	$256,594	$-

See accompanying notes to consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2010

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2009	-	$-	123,211,739	$123,212	$66,240,744	$(62,266,626)	$5,765	$4,103,095

Conversion of convertible debentures into common stock
at $0.04 per share			29,948,794	29,948	1,168,004			1,197,952
Issuance of Common Stock for cash at $0.05 per share			417,000	416	20,434			20,850
Issuance of Common Stock for cash at $0.06 per share			9,200,000	9,200	572,960			582,160
Issuance of Common Stock for cash at $0.07 per share			2,200,000	2,200	150,959			153,159
Beneficial conversion features on convertible debentures					1,149,077			1,149,077
Components of comprehensive loss:
Foreign currency translation							22,333	22,333
Net loss for the year ended December 31, 2010						(7,729,127)		(7,729,127)
Total comprehensive loss								(7,706,794)
Balance, December 31, 2010	-	-	164,977,533	164,976	69,302,178	(69,995,753)	28,098	(500,501)

Issuance of Common Stock for promotional services at $0.12 per share			167,000	167	19,873			20,040
Beneficial conversion features on bonds payable					256,594			256,594
Components of comprehensive loss:
Foreign currency translation							(65,288)	(65,288)
Net loss for the three months ended March 31, 2011						(467,057)		(467,057)
Total comprehensive loss								(532,345)
Balance, March 31, 2011 (Unaudited)	-	$-	165,144,533	$165,143	$69,578,645	$(70,462,810)	$(37,190)	$(756,212)

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Genmed Holding Corp. (“GENM” or the “Company”) through its wholly owned Dutch subsidiary Genmed B.V. is focusing on the delivery of low cost generic medicines directly to distribution chains throughout the world.  Generic medicines, which become available when the originator medicines patents has expired, are, due to continuing governmental pressure and new insurance policies, increasingly used as equally effective alternatives to higher-priced originator pharmaceuticals by general practitioners, specialists and hospitals.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $467,057 for the three months ended March 31, 2011 and has an accumulated deficit of $70,462,810 at March 31, 2011. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.    The accompanying consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Accounting policies are set forth in Note B of our audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Genmed B.V. and SNS Americas, Inc.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of March 31, 2011 and December 31, 2010 at the period end exchange rate of €1.00 to US$ 1.40980 and €1.00 to US$ 1.32520, respectively.  Statement of Operations amounts for the three months ended March 31, 2011 and 2010 were translated using the average rates during the periods of €1.00 to US$ 1.36670 and €1.00 to US$ 1.38559, respectively.

NOTE 4 - IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its Medical Registration Rights as at December 31, 2010 and 2009 for impairment.  The Company has the registration rights to sell a product called Paracetamol in the European Union and is in the process of obtaining additional approvals for variations which are required for the marketing and distribution of the product.  The Company has incurred delays in obtaining the approvals, resulting in delays in receiving revenue compared to its original projections.  The Company has utilized the income approach to value its Medical Registration Rights and at December 31, 2010, the discounted cash flows did not support the carrying value of the asset as a result of the revenue delays.  In accordance with U.S. Generally Accepted Accounting Standards, the Company was required to impair the Rights.  In 2009, management revised their discounted cash flow assumptions and revenue projections resulting in an impairment of the Medical Registration Rights.  Accordingly, the Company has recognized an impairment loss of $5,405,606 and $6,252,359 at December 31, 2010 and 2009, respectively.

NOTE 5 - CONSULTING AGREEMENTS – RELATED PARTIES

On April 17, 2008, the Company entered into a Consulting Agreement with Total Invest International B.V. (“Total Invest”), a company organized in The Netherlands, which is also a stockholder of the Company. Pursuant to such Consulting Agreement, Total Invest will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. Total Invest received an initial payment of $40,000 upon execution of the Consulting Agreement, will receive $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the three months ended March 31, 2011 and 2010, the Company recognized $60,000 in consulting expense, under this consulting agreement.

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2008 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the three months ended March 31, 2011 and 2010 the Company recognized $60,000 and $160,000 respectively, in management services expense, under this consulting agreement.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 5 - CONSULTING AGREEMENTS – RELATED PARTIES (Continued)

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will  act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite. RHI will receive €6,500 per month for the length of the Management Services Agreement. For the three months ended March 31, 2011 and 2010 the Company recognized €19,500 (approx. $26,700 and $27,000, respectively) in management services expense, under this consulting agreement.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interest, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note was due on June 30, 2010.  A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

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

During 2010 and 2009, the Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and bear interest at the rate of 8% per year. The amounts outstanding at March 31, 2011 and December 31, 2010 aggregate $81,987 and $119,822 respectively.

In August 2010, the Company requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds (see Note 7) that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recorded as part of this conversion and is being amortized as interest expense over the term of the bonds, which is four years.

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

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES (Continued)

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

Amortization of the discounts amounted to $68,481 and $341,597 during the three months ended March 31, 2011 and 2010, respectively.

At December 31, 2010, minimum future principal payments over the next five years and in the aggregate are as follows:

Year Ending	Notes	Loans
December 31, 2011	$-	$119,822
December 31, 2012	-	-
December 31, 2013	-	-
December 31, 2014	1,101,312	-
December 31, 2015	-	-
Thereafter	-	-
Total	$1,101,312	$119,822

NOTE 7 – BONDS PAYABLE

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the first quarter of 2011, the Company issued an additional €375,000 (approximately $529,000) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.35 and $0.50 per share. Holders of approximately $1,371,000 of bonds may convert the bonds into 3,806,484 shares of common stock.

A beneficial conversion feature of $256,594 (€182,007)  was recorded as part of the addendum agreements and is being amortized as interest expense over the term of the bonds, which is four years.

Amortization of the discounts amounted to $10,815 (€7,913) and $0 for the three months ended March 31, 2011 and 2010, respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE – 7 BONDS PAYABLE (Continued)

At December 31, 2010, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
December 31, 2011	$-
December 31, 2012	-
December 31, 2013	-
December 31, 2014	1,147,534
December 31, 2015	-
Total	$1,147,534

NOTE 8 – STOCK ISSUANCES

On March 18, 2011, the Company issued 167,000 shares of its common stock to an individual for promotional services valued at $0.12 per share for a total value of $20,040.

NOTE 9 – AMOUNT DUE FROM RELATED PARTY

At March 31, 2011 and December 31, 2010, the Company has an amount due from a related party of $317,205 (€225,000) and $298,170  (€225,000), respectively. The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due is non-interest bearing and was received in full in April 2011.

NOTE 10 - LEGAL

The Company’s outstanding shares at March 31, 2011 differ from the transfer agent by 17,578,826 shares of which 2,000,000 shares were issued under a December 15, 2010 consulting agreement.  The Company cancelled the contract in January 2011 and the shares are in the process of being returned to the transfer agent.  The remaining 15,578,826 shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a lawsuit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the term of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

NOTE 11 – SUBSEQUENT EVENT

In April and May of 2011, the Company entered into bond agreements for an additional €511,000 (approximately $720,000). The Company has also entered into an addendum agreement with one of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.15 and $0.32 per share depending upon when the conversion may occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results and Operations

Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the three-month period ended March 31, 2011.

The Company successfully obtained the Marketing Authorizations for its first generic product within seven countries of the European Union. The Company continued developing its business, and has now entered into negotiations with distributors in four countries within the EU.

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

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Net Sales. The Company had no sales during the three months ended March 31, 2011 and no sales for the three months ended March 31, 2010. This is because the Company had to submit additional variations to its current product registration and Marketing Authorizations in order to be allowed to start with the sales and marketing of its product.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased 30% to $345,887 during the three month period ended March 31, 2011 as compared to $266,007 for the comparable period in 2010.

Depreciation and Amortization. The Company incurred $866 in depreciation and amortization during the three months ended March 31, 2011, compared $181,760 in depreciation and amortization during the three months ended March 31, 2010. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, as per December 31, 2010.

Research and Development. The Company incurred $26,235 in Research and Development expenses during the three months ended March 31, 2011, as compared to $29,056 in Research and Development expenses during the three months ended March 31, 2010.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $372,988 for the period ended March 31, 2011, as compared with $476,823 for the period ended March 31, 2010.

Other Income (Expenses). The Company incurred  income on foreign exchange during the three month period ended March 31, 2011 of $42,496 compared to a loss of $20,225 for the three month period ended March 31, 2010. The Company incurred interest expenses of $57,269 during the three month period ended March 31, 2011, as compared to no such interest expenses during the comparable period in 2010. The increase in interest expense was due primarily to the subordinated debt agreements the Company entered into with related note holders and its officers and the issuance of interest bearing bonds. A beneficial conversion feature was recognized upon issuance of the subordinated debt and amortization of debt discount of $79,296 and $341,597 was recorded for the three month period ended March 31, 2011 and 2010 respectively.

Net Loss. The Company incurred a net loss of $467,057 during the three month period ended March  31, 2011, as compared with a net loss of $838,645 for the three month period ended March 31, 2010. The decrease in net loss was due primarily to the impairment of the Medical Registration Rights at December 31, 2010 so there was no amortization expense during the three months ended December 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, the Company had a working capital of $813,647.

At March 31, 2011, the Company  successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the three months ended March 31, 2011 and had no revenues in generic products during the three months ended March 31, 2010.

As of March 31, 2011, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to execute its business plan or whether it will have sufficient capital to fund typical operating expenses.

If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its generic drug distribution business or to continue as a going concern.

In August 2010, the Company requested from their related party note holders and its officers to subordinate any outstanding  loans, interest, fees and unpaid salaries due to them from the Company to any and all  bond holders of the Company. As of August 25, 2010, a total amount of $960,000 has been subordinated to the Company’s bond holders.

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the first quarter of 2011, the Company issued an additional €375,000 (approximately $529,000) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.35 and $0.50 per share. Holders of approximately $1,371,000 of bonds may convert the bonds into 3,806,484 shares of common stock.

In April and May of 2011, the Company entered into bond agreements for an additional €511,000 (approximately $720,000). The Company has also entered into an addendum agreement with one of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.15 and $0.32 per share depending upon when the conversion may occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting.  The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2011, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of March 31, 2011, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s outstanding shares at March 31, 2011 differ from the transfer agent by 17,578,826 shares of which 2,000,000 shares were issued under a December 15, 2010 consulting agreement.  The Company cancelled the contract in january 2011 and the shares are in the process of being returned to the transfer agent.  The remaining 15,578,826 shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a lawsuit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the term of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

Item 1A.  Risk Factors

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should  carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2010 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Risk Factors Relating to our Business

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $467,057 for the three months ended March 31, 2011 and has an accumulated deficit of $70,462,810 at March 31, 2011.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2011, the Company issued 167,000 shares of its common stock to an individual for promotional services valued at $0.12 per share for a total value of $20,040.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

N/A

Item 5.  Other Information

              None

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

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2011	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer