Form 10-K/A
period 2010-12-31
Genmed Holding Corp
filed 2011-08-01
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $1,008,655 during the fiscal year ended December 31, 2010 compared to $757,403 during the fiscal year ended December 31, 2009.  The increase was primarily due to consulting contracts entered into in 2010 of which one was with the Company’s CEO for consulting services which included retroactive compensation of $100,000 applicable to the year 2009.  There were no other amounts recorded during 2010 that were incurred during 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

GENMED HOLDING CORP.
(Registrant)

Date: July 29, 2011	By: /s/ ERWIN R. BOUWENS
Erwin R. Bouwens
Chief Executive Officer and
Chairman of the Boards

Date: July 29, 2011	By: /s/ RANDY HIBMA
Randy Hibma
Chief Financial Officer
Director