Form 10-Q
period 2011-06-30
Genmed Holding Corp
filed 2011-08-15
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 173,813,461 shares of common stock as of August 15, 2011.

GENMED HOLDING CORP.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K/A, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K/A and other filings with the SEC.

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARY

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011
CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7

Statements of Stockholders Deficit for the six months ended June 30, 2011 (Unaudited) and for the year ended December 31, 2010	8

Notes to Consolidated Financial Statements (Unaudited)	9

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,578,521	$868,770
VAT receivable	7,144	31,890
Amount due from related party	-	298,170
Prepaid Expenses	13,751	25,916
Total Current Assets	1,599,416	1,224,746

EQUIPMENT, net of accumulated depreciation of $11,388 and $8,798 at June 30, 2011 and December 31, 2010, respectively	7,104	8,231

Total Assets	$1,606,520	$1,232,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$117,985	$175,109
Accrued salaries	53,734	87,351
Accrued expenses	3,598	9,511
Accrued expenses - related parties	206,628	159,037
Loans payable to related parties	44,913	119,822
Total Current Liabilities	426,858	550,830

LONG TERM LIABILITIES
Bonds payable, net of discount of $233,440 and $0 at June 30, 2011 and December 31, 2010, respectively	2,280,894	1,147,534
Subordinated convertible debentures, net of discount of $873,219 and $1,066,198 at June 30, 2011 and December 31, 2010, respectievly	156,703	35,114
Total Long Term Liabilities	2,437,597	1,182,648

Total Liabilities	2,864,455	1,733,478

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; there were no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common Stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding 173,813,461 and 164,977,533 shares at June 30, 2011 and December 31, 2010, respectively	173,812	164,976
Additional paid-in capital	70,528,733	69,302,178
Accumulated deficit	(71,904,644)	(69,995,753)
Accumulated other comprehensive income (loss)	(55,836)	28,098
Total Stockholders' Deficit	(1,257,935)	(500,501)

Total Liabilities and Stockholders' Deficit	$1,606,520	$1,232,977

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$-	$-	$-	$-

COST AND EXPENSES:
Selling, general and administrative	1,233,640	204,013	1,579,527	470,020
Depreciation and amortization	922	181,700	1,788	363,460
Research & development	21,455	14,155	47,690	43,211
Total Costs and Expenses	1,256,017	399,868	1,629,005	876,691

NET OPERATING LOSS	(1,256,017)	(399,868)	(1,629,005)	(876,691)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	20,028	(22,069)	62,524	(42,294)
Interest expense	(64,411)	(3,811)	(121,680)	(3,811)
Amortization - debt discount	(141,434)	(432)	(220,730)	(342,029)
Total Other Income (Expense)	(185,817)	(26,312)	(279,886)	(388,134)

LOSS BEFORE INCOME TAXES	(1,441,834)	(426,180)	(1,908,891)	(1,264,825)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,441,834)	$(426,180)	$(1,908,891)	$(1,264,825)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$-	$(0.01)	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	168,414,627	153,328,320	166,717,569	143,095,113

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,908,891)	$(1,264,825)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,788	363,460
Amortization of beneficial conversion feature	220,730	342,029
Stock-based compensation	870,040	-
Changes in operating assets and liabilities:
Accounts receivable	-	62,913
VAT receivable	26,793	2,960
Amount due from related party	315,630	-
Prepaid expenses	14,028	-
Accounts payable	(63,747)	22,707
Accrued salaries	(33,617)	(15,803)
Accrued expenses	31,803	-
Accrued expenses - related parties	47,091	380,979
Net Cash Used in Operating Activities	(478,352)	(105,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(493)
Proceeds from bonds payable	1,318,124	18,308
Payments on loans payable to related parties	(78,322)	(2,108)
Proceeds from issuance of common stock	-	20,850
Net Cash Provided by Investing Activities	1,239,802	36,557

EFFECT OF CHANGE IN EXCHANGE RATE	(51,699)	89,441

INCREASE (DECREASE) IN CASH	709,751	20,418

CASH, BEGINNING OF PERIOD	868,770	-
CASH, END OF PERIOD	$1,578,521	$20,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$98,759	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$1,146,557	$1,197,952
Conversion of subordinated convertible debentures into common stock	$70,757	$-
Conversion of accrued interest payable into common stock	$38,000	$-
Issuance of common stock for promotional services	$20,040	$-
Issuance of common stock for consultancy services	$850,000	$-
Beneficial conversion feature on bonds payable charged to additional paid-in capital	$256,594	$-

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2010

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2009	-	$-	123,211,739	$123,212	$66,240,744	$(62,266,626)	$5,765	$4,103,095

Conversion of convertible debentures into common stock
at $0.04 per share			29,948,794	29,948	1,168,004			1,197,952
Issuance of Common Stock for cash at $0.05 per share			417,000	416	20,434			20,850
Issuance of Common Stock for cash at $0.06 per share			9,200,000	9,200	572,960			582,160
Issuance of Common Stock for cash at $0.07 per share			2,200,000	2,200	150,959			153,159
Beneficial conversion features on convertible debentures					1,149,077			1,149,077
Components of comprehensive loss:
Foreign currency translation							22,333	22,333
Net loss for the year ended December 31, 2010						(7,729,127)		(7,729,127)
Total comprehensive loss								(7,706,794)
Balance, December 31, 2010	-	-	164,977,533	164,976	69,302,178	(69,995,753)	28,098	(500,501)

Issuance of Common Stock for promotional services at $0.12 per share			167,000	167	19,873			20,040
Issuance of Common Stock for consultancy services at $0.17 per share			5,000,000	5,000	845,000			850,000
Issuance of Common Stock for conversion of accrued interest payable
due on subordinated convertible debentures at $0.02 per share			1,900,000	1,900	36,100			38,000
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			1,768,928	1,769	68,988			70,757
Beneficial conversion features on bonds payable					256,594			256,594
Components of comprehensive loss:
Foreign currency translation							(83,934)	(83,934)
Net loss for the three months ended June 30, 2011						(1,908,891)		(1,908,891)
Total comprehensive loss								(1,992,825)
Balance, March 31, 2011 (Unaudited)	-	$-	173,813,461	$173,812	$70,528,733	$(71,904,644)	$(55,836)	$(1,257,935)

See accompanying notes to consolidated financial statements.

8

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Genmed Holding Corp. (“GENM” or the “Company”) through its wholly owned Dutch subsidiary Genmed B.V. is focusing on the delivery of low cost generic medicines directly to distribution chains throughout Europe.  Generic medicines, which become available when the originator medicines patents has expired, are, due to continuing governmental pressure and new insurance policies, increasingly used as equally effective alternatives to higher-priced originator pharmaceuticals by general practitioners, specialists and hospitals.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K/A for the year ended December 31, 2010.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,908,891 for the six months ended June 30, 2011 and has an accumulated deficit of $71,904,644 at June 30, 2011. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.    The accompanying consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Accounting policies are set forth in Note B of our audited consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2010.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Genmed B.V. and SNS Americas, Inc.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of June 30, 2011 and December 31, 2010 at the period end exchange rate of €1.00 to US$ 1.43900 and €1.00 to US$ 1.32520, respectively.  Statement of Operations amounts for the six months ended June 30, 2011 and 2010 were translated using the average rates during the periods of €1.00 to US$ 1.40280 and €1.00 to US$ 1.33054, respectively.

Reclassifications

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation used in the June 30, 2011 financial statements.

NOTE 4 - IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its Medical Registration Rights as at December 31, 2010 and 2009 for impairment.  The Company has the registration rights to sell a product called Paracetamol in the European Union. The Company has incurred delays in obtaining the Marketing Authorizations, resulting in delays in receiving revenue compared to its original projections.  The Company has utilized the income approach to value its Medical Registration Rights and at December 31, 2010, the discounted cash flows did not support the carrying value of the asset as a result of the revenue delays.  In accordance with U.S. Generally Accepted Accounting Standards, the Company was required to impair the Rights.  In 2009, management revised their discounted cash flow assumptions and revenue projections resulting in an impairment of the Medical Registration Rights.  Accordingly, the Company has recognized an impairment loss of $5,405,606 and $6,252,359 at December 31, 2010 and 2009, respectively.

NOTE 5 - CONSULTING AGREEMENTS – RELATED PARTIES

On April 17, 2008, the Company entered into a Consulting Agreement with Total Invest International B.V. (“Total Invest”), a company organized in The Netherlands, which is also a stockholder of the Company. Pursuant to such Consulting Agreement, Total Invest will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. Total Invest received an initial payment of $40,000 upon execution of the Consulting Agreement, will receive $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the six months ended June 30, 2011 and 2010, the Company recognized $120,000 in consulting expense, under this consulting agreement.  The amount due at June 30, 2011 and December 31, 2010 was $83,149 and $35,936, respectively, and is included in accrued expenses – related parties.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 5 - CONSULTING AGREEMENTS – RELATED PARTIES (Continued)

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2008 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the six months ended June 30, 2011 and 2010 the Company recognized $120,000 and $220,000 respectively, in management services expense, under this consulting agreement.  The amount due at June 30, 2011 and December 31, 2010 was $102,198 and $64,281, respectively, and is included in accrued expenses – related parties.

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will  act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite. RHI will receive €6,500 per month for the length of the Management Services Agreement. On June 10, 2011 the Company and RHI agreed upon a reduction of €1,500 to the monthly fee. For the six months ended June 30, 2011 and 2010 the Company recognized €37,500 and €39,000 (approx. $52,600 and $54,000), respectively in management services expense, under this consulting agreement.  The amount due at June 30, 2011 and December 31, 2010 was $7,195 and  $35, 836, respectively, and is included in accrued expenses – related parties.

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. Loans received in 2011 and 2010 amounted to approximately $0 and $13,000 (€10,000), respectively.  Amounts repaid in 2011 and 2010 amounted to approximately $82,000 (€57,127) and $50,000 (€38080), respectively.  These advances are unsecured and bear interest at the rate of 8% per year. The amounts outstanding at June 30, 2011 and December 31, 2010 aggregate $44,913 and $119,822 respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES (Continued)

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

On December 8, 2010, two subordinated note holders sold their note and other amounts receivable from the Company including the unpaid interest to an unrelated party. The Company issued a new 10% Secured Convertible Debenture with the new party.  The new note is issued for the amount of $855,960, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $149,000, after adjusting for the unamortized amount of $706,875 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years.  The 10% Secured Convertible Debenture is secured by a grant of first priority security interest in all of the assets of the Company.

On December 8, 2010, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note, including the unpaid interest and any other amount owed to him, and to issue a new 10% Secured Convertible Debenture. The new note is issued for the amount of $132,914, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid”price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $39,000, after adjusting for the unamortized amount of $93,750 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years.  The 10% Secured Convertible Debenture is secured by a grant of first priority security interest in all of the assets of the Company.

On June 10, 2011, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note into shares of the Company’s Common Stock. An amount of $70,757 was converted at $0.04 per share into 1,768,928 shares of the Company’s Common Stock.

Amortization of the discounts amounted to $192,979 and $342,029 during the six months ended June 30, 2011 and 2010, respectively.

At December 31, 2010, minimum future principal payments over the next five years and in the aggregate are as follows:

Year Ending	Notes	Loans
December 31, 2011	$-	$119,822
December 31, 2012	-	-
December 31, 2013	-	-
December 31, 2014	1,101,312	-
December 31, 2015	-	-
Thereafter	-	-
Total	$1,101,312	$119,822

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 7 – BONDS PAYABLE

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the first and second quarter of 2011, the Company issued an additional €916,000 (approximately $1,318,000) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.15 and $0.50 per share. Holders of approximately $2,188,000 of bonds may convert the bonds into 8,587,751 shares of common stock.

A beneficial conversion feature of approximately $256,594 (€182,007) was recorded as part of the addendum agreements and is being amortized as interest expense over the term of the bonds, which is four years.

Amortization of the discounts amounted to $27,752 (€19,783) and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

On May 23, 2011, the Company issued 5,000,000 shares of its common stock to a Company for financial consulting services valued at $0.17 per share for a total value of $850,000.

On May 23, 2011, the Company issued 1,900,000 shares of its common stock to a company as part of a conversion of the interest payable on subordinated convertible debt at $0.02 per share for a total value of $38,000.

On June 10, 2011, the Company issued 1,768,928 shares of its common stock to its CFO as part of a conversion of subordinated convertible debt at $0.04 per share for a total value of $70,757.

NOTE 9 – AMOUNT DUE FROM RELATED PARTY

At December 31, 2010, the Company had an amount due from a related party of $298,170 (€225,000). The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due was non-interest bearing and was received in full in April 2011.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENT

During the third quarter of 2011, the Company entered into bond agreements for an additional €75,000 (approximately $108,000).

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the three and six month periods ended June 30, 2011.

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

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Net Sales. The Company had no sales during the three months ended June 30, 2011 and no sales for the three months ended June 30, 2010. This is because the Company had to submit additional variations to its current product registration and Marketing Authorizations in order to be allowed to start with the sales and marketing of its product.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased to $1,233,640 during the three month period ended June 30, 2011 as compared to $204,013 for the comparable period in 2010. The increase in Selling, General and Administrative expenses is primarily due to the financial consulting services for the bond issuances. The Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $922 in depreciation and amortization during the three months ended June 30, 2011, compared $181,700 in depreciation and amortization during the three months ended June 30, 2010. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, as per December 31, 2010.

Research and Development. The Company incurred $21,455 in Research and Development expenses during the three months ended June 30, 2011, as compared to $14,155 in Research and Development expenses during the three months ended June 30, 2010.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,256,017 for the three month period ended June 30, 2011, as compared with $399,868 for the three month period ended June 30, 2010.

Other Income (Expenses). The Company incurred  income on foreign exchange during the three month period ended June 30, 2011 of $20,028 compared to a loss of $22,069 for the three month period ended June 30, 2010. The Company incurred interest expenses of $64,411 during the three month period ended June 30, 2011, as compared to $3,811 in interest expenses during the comparable period in 2010. The increase in interest expense was due primarily to the subordinated convertible debt agreements the Company entered into with related note holders and its officers and the issuance of interest bearing bonds. A beneficial conversion feature was recognized upon issuance of the subordinated convertible debt and some of the bonds which are convertible into common stock. Amortization of debt discount of $141,434 and $432 was recorded for the three month period ended June 30, 2011 and 2010 respectively.

Net Loss. The Company incurred a net loss of $1,441,834 during the three month period ended June 30, 2011, as compared with a net loss of $426,180 for the three month period ended June 30, 2010. The increase in the net loss is primarily due to the increase in selling, general and administrative expenses.

Comparison of the six months ended June 30, 2011 and 2010

Net Sales. The Company had no sales during the period ended June 30, 2011 and no sales for the period ended June 30, 2010. This is because the Company had to submit additional variations to its current product registration and Marketing Authorizations in order to be allowed to start with the sales and marketing of its product.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased to $1,579,527 during the six month period ended June 30, 2011 as compared to $470,020 for the comparable period in 2010. The increase in Selling, General and Administrative expenses is primarily due to the financial consulting services for the bond issuances. The Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $1,788 in depreciation and amortization during the six months ended June 30, 2011, compared to $363,460 in depreciation and amortization during the six months ended June 30, 2010. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, as per December 31, 2010.

Research and Development. The Company incurred $47,690 in Research and Development expenses during the six months ended June 30, 2011, as compared to $43,211 in Research and Development expenses during the six months ended June 30, 2010.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,629,005 for the period ended June 30, 2011, as compared with $876,691 for the period ended June 30, 2010.

Other Income (Expenses). The Company incurred  income on foreign exchange during the six month period ended June 30, 2011 of $62,524 compared to a loss of $42,294 for the six month period ended June 30, 2010. The Company incurred interest expenses of $121,680 during the six month period ended June 30, 2011, as compared to $3,811 in interest expenses during the comparable period in 2010. The increase in interest expense was due primarily to the subordinated convertible debt agreements the Company entered into with related note holders and its officers and the issuance of interest bearing bonds. A beneficial conversion feature was recognized upon issuance of the subordinated convertible debt and some of the bonds which are convertible into common stock. Amortization of debt discount of $220,730 and $342,029 was recorded for the six month period ended June 30, 2011 and 2010 respectively.

Net Loss. The Company incurred a net loss of $1,908,891 during the period ended June 30, 2011, as compared with a net loss of $1,264,825 for the period ended June 30, 2010. The increase in the net loss is primarily due to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2011, the Company had a working capital of $1,172,558.

At June 30, 2011, the Company successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the six months ended June 30, 2011 and had no revenues in generic products during the comparable period in 2010.

As of June 30, 2011, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the first and second quarter of 2011, the Company issued an additional €916,000 (approximately $1,318,000) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.15 and $0.50 per share. Holders of approximately $2,188,000 of bonds may convert the bonds into 8,587,751 shares of common stock.

In July 2011, the Company entered into a bond agreement for an additional €25,000 (approximately $36,000).

In August 2011, the Company entered into a bond agreement for an additional €50,000 (approximately $72,000).

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of June 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2011, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of June 30, 2011, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s outstanding shares at June 30, 2011 differ from the transfer agent by 15,578,826 shares. The shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a law suit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the terms of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

Item 1A.  Risk Factors

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should  carefully consider the following factors as well as those set forth in our annual report on Form 10-K/A for the year ended December 31, 2010 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $1,908,891 for the six months ended June 30, 2011 and has an accumulated deficit of $71,904,644 at June 30, 2011.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2011, the Company issued 167,000 shares of its common stock to an individual for promotional services valued at $0.12 per share for a total value of $20,040.

On May 23, 2011, the Company issued 5,000,000 shares of its common stock to a Company for financial consulting services valued at $0.17 per share for a total value of $850,000.

On May 23, 2011, the Company issued 1,900,000 shares of its common stock to a company as part of a conversion of the interest payable on subordinated convertible debt valued at $0.02 per share for a total value of $38,000.

On June 10, 2011, the Company issued 1,768,928 shares of its common stock to its CFO as part of a conversion of subordinated convertible debt valued at $0.04 per share for a total value of $70,757.

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

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer