Form 10-Q/A
period 2011-06-30
Genmed Holding Corp
filed 2011-09-16
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A2

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 173,813,461 shares of common stock as of September 16, 2011.

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

Dated: September 16, 2011	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer