Form 10-Q
period 2011-09-30
Genmed Holding Corp
filed 2011-11-18
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 173,813,461 shares of common stock as of November 18, 2011.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
CONTENTS

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	Page 5

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7

Statements of Stockholders Deficit for the nine months ended September 30, 2011 (Unaudited) and for the year ended December 31, 2010	8

Notes to Consolidated Financial Statements (Unaudited)	9

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,267,349	$868,770
VAT receivable	6,647	31,890
Amount due from related party	-	298,170
Prepaid Expenses	8,095	25,916
Total Current Assets	1,282,091	1,224,746

EQUIPMENT, net of accumulated depreciation of $11,641 and $8,798 at September 30, 2011 and December 31, 2010, respectively	5,832	8,231
Total Assets	$1,287,923	$1,232,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$110,819	$175,109
Accrued salaries	36,633	87,351
Accrued expenses	3,399	9,511
Accrued expenses - related parties	177,975	159,037
Loans payable to related parties	42,534	119,822
Total Current Liabilities	371,360	550,830

LONG TERM LIABILITIES
Bonds payable, net of discount of $233,440 and $0 at
September 30, 2011 and December 31, 2010, respectively	2,350,459	1,147,534
Subordinated convertible debentures, net of discount of
$809,160 and $1,066,198 at September 30, 2011 and
December 31, 2010, respectively	218,499	35,114
Total Long Term Liabilities	2,568,958	1,182,648

Total Liabilities	2,940,318	1,733,478

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000shares; there were no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding 173,813,461 and 164,977,533 shares at September 30, 2011 and December 31, 2010, respectively	173,812	164,976
Additional paid-in capital	70,528,733	69,302,178
Accumulated deficit	(72,367,724)	(69,995,753)
Accumulated other comprehensive income (loss)	12,784	28,098
Total Stockholders' Deficit	(1,652,395)	(500,501)

Total Liabilities and Stockholders' Deficit	$1,287,923	$1,232,977

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		Restated		Restated

NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Selling, general and administrative	270,494	265,308	1,850,021	735,327
Depreciation and amortization	917	181,719	2,705	545,179
Research & development	15,627	15,055	63,317	58,266
Total Costs and Expenses	287,038	462,082	1,916,043	1,338,772

NET OPERATING LOSS	(287,038)	(462,082)	(1,916,043)	(1,338,772)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	(19,418)	55,054	43,106	12,760
Interest expense	(75,778)	(16,426)	(197,458)	(20,237)
Amortization - debt discount	(80,846)	(20,017)	(301,576)	(362,046)
Total Other Income (Expense)	(176,042)	18,611	(455,928)	(369,523)

LOSS BEFORE INCOME TAXES	(463,080)	(443,471)	(2,371,971)	(1,708,295)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(463,080)	$(443,471)	$(2,371,971)	$(1,708,295)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	173,813,461	161,821,489	169,108,859	149,302,895

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2011	2010
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,371,971)	$(1,708,295)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,705	545,179
Amortization of beneficial conversion feature	301,576	362,046
Stock-based compensation	870,040	-
Changes in operating assets and liabilities:
Accounts receivable	-	60,730
VAT receivable	26,982	(3,735)
Amount due from related party	316,598	-
Prepaid expenses	19,140	-
Accounts payable	(69,162)	(88,105)
Accrued salaries	(50,574)	(159,130)
Accrued expenses	31,802	-
Accrued expenses - related parties	18,646	560,929
Net Cash Used in Operating Activities	(904,218)	(430,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(493)
Proceeds from bonds payable	1,438,056	512,198
Advances from notes payable to related parties	-	17,412
Payments on loans payable to related parties	(80,383)	-
Proceeds from issuance of common stock	-	603,010
Net Cash Provided by Investing Activities	1,357,673	1,132,127

EFFECT OF CHANGE IN EXCHANGE RATE	(54,876)	31,790

INCREASE IN CASH	398,579	733,536

CASH, BEGINNING OF PERIOD	868,770	-
CASH, END OF PERIOD	$1,267,349	$733,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$170,799	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$-	$1,197,952
Conversion of accrued expenses and loans to subordinated notes	$-	$961,912
Conversion of subordinated convertible debentures into common stock	$70,757	$-
Conversion of accrued interest payable into common stock	$38,000	$-
Issuance of common stock for promotional services	$20,040	$-
Issuance of common stock for consultancy services	$850,000	$-
Beneficial conversion feature on bonds payable charged to additional paid-in capital	$256,594	$-

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2010

							Accumulated
	Class A Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2009	-	$-	123,211,739	$123,212	$66,240,744	$(62,266,626)	$5,765	$4,103,095

Conversion of convertible debentures into common stock
at $0.04 per share			29,948,794	29,948	1,168,004			1,197,952
Issuance of Common Stock for cash at $0.05 per share			417,000	416	20,434			20,850
Issuance of Common Stock for cash at $0.06 per share			9,200,000	9,200	572,960			582,160
Issuance of Common Stock for cash at $0.07 per share			2,200,000	2,200	150,959			153,159
Beneficial conversion features on convertible debentures					1,149,077			1,149,077
Components of comprehensive loss:
Foreign currency translation							22,333	22,333
Net loss for the year ended December 31, 2010						(7,729,127)		(7,729,127)
Total comprehensive loss								(7,706,794)
Balance, December 31, 2010	-	-	164,977,533	164,976	69,302,178	(69,995,753)	28,098	(500,501)

Issuance of Common Stock for promotional services at $0.12 per share			167,000	167	19,873			20,040
Issuance of Common Stock for consultancy services at $0.17 per share			5,000,000	5,000	845,000			850,000
Issuance of Common Stock for conversion of accrued interest payable
due on subordinated convertible debentures at $0.02 per share			1,900,000	1,900	36,100			38,000
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			1,768,928	1,769	68,988			70,757
Beneficial conversion features on bonds payable					256,594			256,594
Components of comprehensive loss:
Foreign currency translation							(15,314)	(15,314)
Net loss for the nine months ended September 30, 2011						(2,371,971)		(2,371,971)
Total comprehensive loss								(2,387,285)
Balance, September 30, 2011 (Unaudited)	-	$-	173,813,461	$173,812	$70,528,733	$(72,367,724)	$12,784	$(1,652,395)

See accompanying notes to consolidated financial statements.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its previously issued consolidated financial statements included in the original quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2010 to reflect the effect of an accounting and reporting error in the preparation of the financial statements. This error resulted in an overstatement of subordinated notes in the amount of $949,895, an understatement of accrued expenses – related parties in the amount of $8,000, an overstatement of accumulated deficit in the amount of $941,895 at September 30, 2010, and the overstatement of amortization – debt discount (originally reported as interest expense) and net loss in the amount of $941,895 for the three and nine month periods ended September 30, 2010.  Additionally, certain amounts in the 2010 consolidated financial statements were reclassified to conform to the presentation used in 2011. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2010
	As previously		As
	Reported	Adjustments	Restated

ASSETS

CURRENT ASSETS
Cash	$733,536	$-	$733,536
Accounts receivable	21,134	-	21,134
VAT receivable	10,189	-	10,189
Total Current Assets	764,859	-	764,859

EQUIPMENT, net of accumulated depreciation	9,336	-	9,336
MEDICAL REGISTRATION RIGHTS, net of accumulated amortization	5,607,407	-	5,607,407
Total Assets	$6,381,602	$-	$6,381,602

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$178,575	$-	$178,575
Accrued salaries	147,014	-	147,014
Accrued expenses	164,102	(164,102)	-
Accrued expenses - related parties	-	172,102	172,102
Subordinated notes	969,912	(969,912)	-
Notes payable	512,198	(512,198)	-
Loans payable to related parties	172,736	-	172,736
Total Current Liabilities	2,144,537	(1,474,110)	670,427

LONG TERM LIABILITIES
Bonds payable	-	512,198	512,198
Subordinated convertible debentures, net of discount	-	20,017	20,017
Total Long Term Liabilities	-	532,215	532,215

Total Liabilities	2,144,537	(941,895)	1,202,642

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock	-	-	-
Common stock	162,776	-	162,776
Additional paid-in capital	68,964,054	-	68,964,054
Accumulated deficit	(64,916,816)	941,895	(63,974,921)
Accumulated other comprehensive income (loss)	27,051	-	27,051
Total Stockholders' Equity	4,237,065	941,895	5,178,960

Total Liabilities and Stockholders' Equity	$6,381,602	$-	$6,381,602

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2010
	As previously		As
	reported	Adjustments	Restated

NET SALES	$4,648	$(4,648)	$-

COSTS AND EXPENSES
Selling, general and administrative	739,975	(4,648)	735,327
Depreciation and amortization	545,179	-	545,179
Research & development	58,266	-	58,266
Total Costs and Expenses	1,343,420	(4,648)	1,338,772

NET OPERATING LOSS	(1,338,772)	-	(1,338,772)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	12,760	-	12,760
Interest expense	(1,324,178)	1,303,941	(20,237)
Amortization - debt discount	-	(362,046)	(362,046)
Total Other Income (Expense)	(1,311,418)	941,895	(369,523)

LOSS BEFORE INCOME TAXES	(2,650,190)	941,895	(1,708,295)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,650,190)	$941,895	$(1,708,295)

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2010
	As previously		As
	reported	Adjustments	Restated

NET SALES	$4,145	$(4,145)	$-

COSTS AND EXPENSES
Selling, general and administrative	269,453	(4,145)	265,308
Depreciation and amortization	181,719	-	181,719
Research & development	15,055	-	15,055
Total Costs and Expenses	466,227	(4,145)	462,082

NET OPERATING LOSS	(462,082)	-	(462,082)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	55,054	-	55,054
Interest expense	(978,338)	961,912	(16,426)
Amortization - debt discount	-	(20,017)	(20,017)
Total Other Income (Expense)	(923,284)	941,895	18,611

LOSS BEFORE INCOME TAXES	(1,385,366)	941,895	(443,471)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,385,366)	$941,895	$(443,471)

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2010
	As previously		As
	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,650,190)	$941,895	$(1,708,295)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	545,179	-	545,179
Amortization of beneficial conversion feature	1,303,941	(941,895)	362,046
Changes in operating assets and liabilities:
Accounts receivable	60,730	-	60,730
VAT receivable	(3,735)	-	(3,735)
Accounts payable	(88,105)	-	(88,105)
Accrued salaries	(159,130)	-	(159,130)
Accrued expenses	560,929	(560,929)	-
Accrued expenses - related parties	-	560,929	560,929
Net Cash Used in Operating Activities	(430,381)	-	(430,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(493)	-	(493)
Proceeds from bonds payable	512,198	-	512,198
Advances from notes payable to related parties	17,412	-	17,412
Proceeds from issuance of common stock	603,010	-	603,010
Net Cash Provided by Investing Activities	1,132,127	-	1,132,127

EFFECT OF CHANGE IN EXCHANGE RATE	31,790	-	31,790

INCREASE IN CASH	733,536	-	733,536

CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$733,536	$-	$733,536

NOTE 2 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K/A for the year ended December 31, 2010.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,371,971 for the nine months ended September 30, 2011 and has an accumulated deficit of $72,367,724 at September 30, 2011. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.    The accompanying consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of September 30, 2011 and December 31, 2010 at the period end exchange rate of €1.00 to US$ 1.35970 and €1.00 to US$ 1.32520, respectively.  Statement of Operations amounts for the nine months ended September 30, 2011 and 2010 were translated using the average rates during the periods of €1.00 to US$ 1.40710 and €1.00 to US$ 1.31695, respectively.

Reclassifications

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation used in the September 30, 2011 financial statements.

NOTE 5 - IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS AT YEAR-END

The Company reviewed its Medical Registration Rights at December 31, 2010 and 2009 for impairment.  The Company has the registration rights to sell a product called Paracetamol in the European Union. The Company has incurred delays in obtaining the Marketing Authorizations, resulting in delays in receiving revenue compared to its original projections.  The Company has utilized the income approach to value its Medical Registration Rights and at December 31, 2010, the discounted cash flows did not support the carrying value of the asset as a result of the revenue delays.  In accordance with U.S. Generally Accepted Accounting Standards, the Company was required to impair the Rights.  In 2009, management revised their discounted cash flow assumptions and revenue projections resulting in an impairment of the Medical Registration Rights.  Consequently, the Company recognized impairment losses of $5,405,606 and $6,252,359 at December 31, 2010 and 2009, respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 6 - CONSULTING AGREEMENTS – RELATED PARTIES

On April 17, 2008, the Company entered into a Consulting Agreement with Total Invest International B.V. (“Total Invest”), a company organized in The Netherlands, which is also a stockholder of the Company. Pursuant to such Consulting Agreement, Total Invest will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. Total Invest received an initial payment of $40,000 upon execution of the Consulting Agreement, will receive $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the nine months ended September 30, 2011 and 2010, the Company recognized $180,000 in consulting expense, under this consulting agreement.  The amounts due at September 30, 2011 and December 31, 2010 are $11,984 and $35,936, respectively, and are included in accrued expenses – related parties.

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2008 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the nine months ended September 30, 2011 and 2010 the Company recognized $180,000 and $280,000 respectively, in management services expense, under this consulting agreement.  The amounts due at September 30, 2011 and December 31, 2010 are $119,744 and $64,281, respectively, and are included in accrued expenses – related parties.

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite. RHI will receive €6,500 per month for the length of the Management Services Agreement. On June 10, 2011 the Company and RHI agreed upon a reduction of €1,500 to the monthly fee. For the nine months ended September 30, 2011 and 2010 the Company recognized approximately $74,300 and $73,180 (€52,500 and €58,500), respectively in management services expense, under this consulting agreement.  The amounts due at September 30, 2011 and December 31, 2010 are $28,423 and $35,836, respectively, and are included in accrued expenses – related parties.

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. Loans received in 2011 and 2010 amounted to approximately $0 and $13,000 (€10,000), respectively.  Amounts repaid in 2011 and 2010 amounted to approximately $82,000 (€57,127) and $50,000 (€38,080), respectively.  These advances are unsecured and bear interest at the rate of 8% per year. The amounts outstanding at September 30, 2011 and December 31, 2010 aggregate $42,534 and $119,822 respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES (Continued)

In August 2010, the Company requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds (see Note 8) that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recorded as part of this conversion and is being amortized as interest expense over the term of the bonds, which is four years.

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

Amortization of the discounts amounted to $257,038 and $20,017 during the nine months ended September 30, 2011 and 2010, respectively.

At December 31, 2010, minimum future principal payments over the next five years and in the aggregate are as follows:

Year Ending	Notes	Loans
December 31, 2011	$-	$119,822
December 31, 2012	-	-
December 31, 2013	-	-
December 31, 2014	1,101,312	-
December 31, 2015	-	-
Thereafter	-	-
Total	$1,101,312	$119,822

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 8 – BONDS PAYABLE

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the nine month period ending September 30, 2011, the Company issued an additional €1,022,000 (approximately $1,389,600) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

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

Amortization of the discounts amounted to $44,539 (€31,653) and $0 for the nine months ended September 30, 2011 and 2010, respectively.

At December 31, 2010, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
December 31, 2011	$-
December 31, 2012	-
December 31, 2013	-
December 31, 2014	1,147,534
December 31, 2015	-
Total	$1,147,534

NOTE 9 – STOCK ISSUANCES

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

NOTE 10 – AMOUNT DUE FROM RELATED PARTY

At December 31, 2010, the Company had an amount due from a related party of $298,170 (€225,000). The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due was non-interest bearing and was received in full in April 2011.

NOTE 11 – SUBSEQUENT EVENT

In October of 2011, the Company entered into a bond agreement for an additional €25,000 (approximately $34,000).

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the three and nine month periods ended September 30, 2011.

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

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Net Sales. The Company had no sales during the three months ended September 30, 2011 and 2010. This is because the Company had to submit additional variations to its current product registration and Marketing Authorizations in order to be allowed to start with the sales and marketing of its product.

Selling, General, and Administrative expenses. The Company incurred $270,494 in Selling, general, and administrative expenses during the three month period ended September 30, 2011 as compared to $265,308 in Selling, general, and administrative expenses for the comparable period in 2010.

Depreciation and Amortization. The Company incurred $917 in depreciation and amortization during the three months ended September 30, 2011, compared $181,719 in depreciation and amortization during the three months ended September 30, 2010. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, as per December 31, 2010.

Research and Development. The Company incurred $15,627 in Research and Development expenses during the three months ended September 30, 2011, as compared to $15,055 in Research and Development expenses during the three months ended September 30, 2010.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $287,038 for the three month period ended September 30, 2011, as compared with $462,082 for the three month period ended September 30, 2010.

Other Income (Expenses). The Company incurred  a loss on foreign exchange during the three month period ended September 30, 2011 of $19,418 compared to income of $55,054 for the three month period ended September 30, 2010. The Company incurred interest expenses of $75,778 during the three month period ended September 30, 2011, as compared to $16,426 in interest expenses during the comparable period in 2010. The increase in interest expense was due primarily to the subordinated convertible debt agreements the Company entered into with related note holders and its officers, and the issuance of interest bearing bonds. A beneficial conversion feature was recognized upon issuance of the subordinated convertible debt and some of the bonds which are convertible into common stock. Amortization of debt discount of $80,846 and $20,017 was recorded for the three month period ended September 30, 2011 and 2010, respectively.

Net Loss. The Company incurred a net loss of $463,080 during the three month period ended September 30, 2011, as compared with a net loss of $443,471 for the three month period ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 and 2010

Net Sales. The Company had no sales during the period ended September 30, 2011 and 2010. This is because the Company had to submit additional variations to its current product registration and Marketing Authorizations in order to be allowed to start with the sales and marketing of its product.

Selling, General, and Administrative expenses. Selling, general, and administrative expenses increased to $1,850,021 during the nine month period ended September 30, 2011 as compared to $735,327 for the comparable period in 2010. The increase in Selling, General and Administrative expenses is primarily due to the financial consulting services for the bond issuances. The Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $2,705 in depreciation and amortization during the nine months ended September 30, 2011, compared to $545,179 in depreciation and amortization during the nine months ended June 30, 2010. The decrease in depreciation and amortization expenses is primarily due to the impairment of the Medical Registration Rights, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, as per December 31, 2010.

Research and Development. The Company incurred $63,317 in Research and Development expenses during the nine months ended September 30, 2011, as compared to $58,266 in Research and Development expenses during the nine months ended September 30, 2010.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $1,916,043 for the period ended September 30, 2011, as compared with $1,338,772 for the period ended September 30, 2010.

Other Income (Expenses). The Company incurred  income on foreign exchange of $43,106 and $12,760 during the nine month period ended September 30, 2011 and 2010 respectively. The Company incurred interest expenses of $197,458 during the nine month period ended September 30, 2011, as compared to $20,237 in interest expenses during the comparable period in 2010. The increase in interest expense was due primarily to the subordinated convertible debt agreements the Company entered into with related note holders and its officers, and the issuance of interest bearing bonds. A beneficial conversion feature was recognized upon issuance of the subordinated convertible debt and some of the bonds which are convertible into common stock. Amortization of debt discount of $301,576 and $362,046 was recorded for the nine month period ended September 30, 2011 and 2010, respectively.

Net Loss. The Company incurred a net loss of $2,371,971 during the period ended September 30, 2011, as compared with a net loss of $1,708,295 for the period ended September 30, 2010. The increase in the net loss is primarily due to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2011, the Company had a working capital of $910,731.

At September 30, 2011, the Company successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the nine months ended September 30, 2011 and had no revenues in generic products during the comparable period in 2010.

As of September 30, 2011, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €865,000 ($1,146,000) in bonds. During the nine month period ending September 30, 2011, the Company issued an additional €1,022,000 (approximately $1,389,600) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7.8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

In 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.15 and $0.50 per share. Holders of approximately $2,188,000 of bonds may convert the bonds into 8,587,751 shares of common stock.

In October 2011, the Company entered into a bond agreement for an additional €25,000 (approximately $34,000).

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of September 30, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of September 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2011, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of September 30, 2011, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s outstanding shares at September 30, 2011 differ from the transfer agent by 15,578,826 shares. The shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a law suit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the terms of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $2,371,971 for the nine months ended September 30, 2011 and has an accumulated deficit of $72,367,724 at September 30, 2011.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

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

Dated: November 18, 2011	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer