Form 10-K
period 2011-12-31
Genmed Holding Corp
filed 2012-04-16
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011
Commission file number 000-27279

GENMED HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada		88-0390828
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rontgenlaan 37, 2719 DX Zoetermeer, The Netherlands		2719DX
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number including area code 011-31-793-630-129

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,045,000.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 294,875,387 shares outstanding as of April 16, 2012

DOCUMENTS INCORPORATED BY REFERENCE
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

On October 22, 2007, the Company's board of directors and majority of its shareholders approved by means of a written resolution to effect a 2000-to-1 reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share, pursuant to which each two thousand (2000) shares of the Company’s issued and outstanding Common Stock would be combined and consolidated into one share of common stock and to authorize the board of directors of the Company to amend its Articles of Incorporation by issuing, without further shareholder action, one or more series of preferred stock from its authorized 500,000,000 shares of preferred stock. On January 28, 2008, the reverse stock split of the Company became effective.

On December 12, 2007, the Company's board of directors and majority of its shareholders approved a change of the Company’s corporate name from Satellite Newspapers Corp. to Genmed Holding Corp. by filing an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on December 12, 2007.

On April 17, 2008, the Company acquired, by a Stock Exchange Agreement, GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the production and distribution of generic drugs.  Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Belgium, Luxembourg, United Kingdon, Ireland, Germany and France as well as some other countries located outside the European Union to supply low cost generic drugs to retail chains. Genmed B.V. currently is seeking contracts with retail chains and government agencies and multi-national corporations in the previous mentioned countries and is currently also in the process of obtaining registrations for its product in Spain, Poland, Czech Republic, Slovakia and the Baltic States.

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

Employees

Besides its officers, the Company presently employs one employee, who is solely responsible for the sales and marketing of the Company’s product(s) within the European Union. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any other full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. Due to the fact that the Company was obliged to file additional variations with the appropriate authorities to enter certain markets and consequently the delay that this caused,  the Company was not able to generated revenues in the fiscal year ended December 31, 2011. While awaiting the approvals on the variations from the appropriate authorities, the Company maintained and expanded its network of distribution relationships in the countries in which it obtained the Marketing Authorizations to market and sell the product. The Company also started negotiations with distributors in other countries in the European Union, which made the Company decide to start the process of registering its product in 7 additional EU countries, among them are Spain, Czech Republic, Poland, Slovakia and the Baltic States.
The Company, which is to be considered as a startup Company in this business, is currently developing its business of the sale and distribution of generic drugs and strives to start generating revenues through the sales of generic drugs in 2012. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2011, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Currently, we lease our office space at Röntgenlaan 37, 2719 DX Zoetermeer, The Netherlands; our telephone number is 011-31-793-630-129.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2011, the Company had no submission of matters to a vote of security holders.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board under trading symbol “GENM.”  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	$0.25	$0.06
Second Quarter	$0.21	$0.07
Third Quarter	$0.41	$0.21
Fourth Quarter	$0.50	$0.35

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	$0.52	$0.12
Second Quarter	$0.18	$0.06
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.05	$0.02

FISCAL YEAR ENDING DECEMBER 31, 2012

First Quarter	$0.04	$0.02

As of April 16, 2012, there were 294,875,387 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on April 13, 2012, was $0.02 per share.

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

       The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. Loans received in 2011 and 2010 amounted to approximately $0 and $13,000 (€10,000), respectively. Amounts repaid in 2011 and 2010 amounted to approximately $78,000 (€57,000) and $50,000 (€38,080), respectively. These advances were unsecured and bore interest at the rate of 8% per year. The amounts outstanding at December 31, 2011 and 2010 aggregate $38,850 and $119,822 respectively.

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

On December 14, 2011, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note and the unpaid interest on the note into shares of the Company’s Common Stock. An amount of $39,645 was converted at $0.04 per share into 991,121 shares of the Company’s Common Stock.

On December 14, 2011, the Company and the holder of the 10% Secured Convertible Note agreed upon the conversion of the note and the unpaid interest into shares of the Company’s Common Stock. An amount of $137,328 was converted at $0.01 per share into 13,732,787 shares of the Company’s Common Stock.

On December 14, 2011, the Company and the holder of the 10% Secured Convertible Note agreed upon the conversion of the note into shares of the Company’s Common Stock. An amount of $855,960 was converted at $0.01 per share into 85,595,977 shares of the Company’s Common Stock.

Notes (Bonds)

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €866,000 ($1,147,500) in bonds. During the year ended December 31, 2011, the Company issued an additional €1,072,000 (approximately $1,472,000) in bonds.  The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. Holders of approximately $2,088,000 of bonds may convert the bonds into 12,450,282 shares of common stock.

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

On April 17, 2008, the Company acquired, by a Stock Exchange Agreement, GenMed B.V. (“Genmed B.V.”), a company organized in The Netherlands, which is engaged in the production and distribution of generic drugs.  Genmed B.V. maintains a network of manufacturing and distribution relationships in The Netherlands, Belgium, Luxembourg, United Kingdon, Ireland, Germany and France as well as some other countries located outside the European Union, to supply low cost generic drugs to retail chains.  Genmed B.V.’s most popular product is Paracetamol (acetaminophen), a generic form of Tylenol. Genmed B.V. currently is seeking contracts with retail chains and government agencies and multi-national corporations in the previous mentioned countries and is currently also in the process of obtaining registrations for its product in Spain, Poland, Czech Republic, Slovakia and the Baltic States.

Genmed is currently seeking to develop its business of the registration, sale and distribution of generic drugs through its wholly owned subsidiary Genmed B.V.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. The Company  had no sales  and revenues during the fiscal year ended December 31, 2011 and no sales during the fiscal year ended December 31, 2010. This is because the Company had to submit additional variations to its current product registration and sales licenses in order to be allowed to start with marketing of its product.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $2,197,461 during the fiscal year ended December 31, 2011 compared to $1,008,655 during the fiscal year ended December 31, 2010. Such increase was due primarily to the $957,000 in consulting expenses which the Company incurred in relation to the issuances of bonds payable. The Company paid $850,000 dollars of such consulting expenses through the issuance of new shares of the Company’s Common Stock.

Impairment of Medical Registration Rights. The Company recorded $5,405,606 in impairment of medical registration rights during the fiscal year ended December 31, 2010, compared to no impairment during the fiscal year ended December 31, 2011. The impairment of Medical Registration Rights in 2010 was due to the inability to obtain authorization to market generic drugs and thus inability to generate revenues originally anticipated for the fiscal years ended 2010 and 2009. The Company was forced to file for additional variations on the current and existing marketing authorizations which is the reason the Company was not able to start the marketing of its product in 2010.

Depreciation and Amortization. The Company incurred $3,576 in depreciation and amortization during the fiscal year ended December 31, 2011, compared to $748,866 in depreciation and amortization during the fiscal year ended December 31, 2010. The decrease in depreciation and amortization expenses are primarily due to the impairment of the Medical Registration Rights in 2010, an asset that was acquired through the purchase of Genmed B.V., our Dutch subsidiary, compared to no such depreciation and amortization during the year ended 2011.

Research and Development. The Company incurred $92,671 in research and development expenses during the fiscal year ended December 31, 2011, compared to $70,777 in such expenses during the fiscal year ended December 31, 2010. Such increase is due to the effect that the Company, since it was granted multiple Marketing Authorizations for its product, is obligated to hire a Contract Safety Surveillance Organization that monitors the ever-changing landscape of regulatory requirements, compliance and patient safety.

Operating Losses. As a result, the Company incurred a net operating loss of $2,293,708 during the fiscal year ended December 31, 2011 compared to a net operating loss of $7,233,904 during the fiscal year ended December 31, 2010.

Other Income (Expenses). The Company incurred, an income on foreign exchange of $27,481, incurred interest expenses of ($264,168), had amortized debt discount $(2,419,306), amortized deferred financing costs $(18,181) and a loss on derivative $(473,981) in the aggregate amount of ($3,148,155) during the fiscal year ended 2011, compared to a loss on foreign exchange of ($10,156), interest expenses of ($60,159) and had amortized debt discount $(424,908) in the aggregate amount of ($495,223) during the fiscal year ended December 31, 2010.

       Net Loss.  The Company incurred a net loss of $5,441,863 during the fiscal year ended December 31, 2011, compared to a net loss of $7,729,127 during its fiscal year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, we had a working capital of $887,932.

Cash Flows

Net cash used in operating activities was ($1,223,327) for the year ended December 31, 2011 and ($1,031,104) for the year ended December 31, 2010.

Net cash provided by financing activities was $1,284,358 and $1,865,999 for the year ended December 31, 2011 and 2010, respectively. The net cash provided by financing activities for the year ended December 31, 2011 consisted primarily of proceeds from the issuance of bonds payable.

Our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern in the event we are not able to raise capital and are not successful in seeking a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm - MaloneBailey, LLP	Page F-1

Report of Independent Registered Public Accounting Firm - Meyler & Company LLC	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statements of Changes in Stockholders’ Equity	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genmed Holding Corp.
Zoetermeer, The Netherlands

We have audited the accompanying consolidated balance sheet of Genmed Holding Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements of Genmed Holding Corp. and its subsidiaries present fairly, in all material respects, their consolidated financial position as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred a series of net losses resulting in negative cash flow from operations during the year ended December 31, 2011. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas

April 16, 2012

	One Arin Park	Phone 732-671-2244
Certified Public Accountants	1715 Highway 35
& Managemnt Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Genmed Holding Corp.
Zoetermeer, The Netherlands

We have audited the accompanying consolidated balance sheet of Genmed Holding Corp. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  Genmed Holding Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genmed Holding Corp. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative net losses of $69,995,753 since inception, and had a net loss of $7,729,127 for the year ended December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

April 16, 2011
Middletown, NJ

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$904,489	$868,770
VAT receivable	8,082	31,890
Amount due from related party	-	298,170
Deferred financing costs, net	90,906	-
Prepaid expenses	29,171	25,916
Total Current Assets	1,032,648	1,224,746

EQUIPMENT, net accumulated depreciation of $11,926 and $8,798 at December 31, 2011 and December 31, 2010, respectively	4,715	8,231
Total Assets	$1,037,363	$1,232,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$89,297	$175,109
Accrued salaries	5,224	87,351
Accrued expenses	7,770	9,511
Accrued expenses - related parties	3,575	159,037
Loans payable to related parties	38,850	119,822
Total Current Liabilities	144,716	550,830

LONG TERM LIABILITIES
Bonds payable, net of discount of $179,337 and $0 at December 31, 2011 and December 31, 2010, respectively	2,508,865	1,147,534
Subordinated convertible debentures, net of discount of $0 and $1,066,198 at December 31, 2011 and December 31, 2010, respectively	-	35,114
Total Long Term Liabilities	2,508,865	1,182,648

Total Liabilities	2,653,581	1,733,478

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding 294,875,387 and 164,977,533 shares at
December 31, 2011 and December 31, 2010, respectively	294,874	164,976
Additional paid-in capital	73,425,940	69,302,178
Accumulated deficit	(75,437,616)	(69,995,753)
Accumulated other comprehensive income	100,584	28,098
Total Stockholders' Deficit	(1,616,218)	(500,501)

Total Liabilities and Stockholders' Deficit	$1,037,363	$1,232,977

See accompanying notes to consolidated financial statements

F 3

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

NET SALES	$-	$-

COST AND EXPENSES:
Selling, general and administrative	2,197,461	1,008,655
Depreciation and amortization	3,576	748,866
Impairment of medical registration rights	-	5,405,606
Research & development	92,671	70,777
Total Costs and Expenses	2,293,708	7,233,904

NET OPERATING LOSS	(2,293,708)	(7,233,904)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	27,481	(10,156)
Interest expense	(264,168)	(60,159)
Amortization - debt discount	(2,419,306)	(424,908)
Amortization - deferred financing costs	(18,181)	-
Loss on derivative	(473,981)	-
Total Other Income (Expense)	(3,148,155)	(495,223)

NET LOSS	$(5,441,863)	$(7,729,127)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	175,933,177	153,109,653

See accompanying notes to consolidated financial statements

F 4

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,441,863)	$(7,729,127)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,576	748,866
Impairment of medical registration rights	-	5,405,606
Amortization of deferred financing costs	18,181	-
Loss on settlement of accounts payable	207,421	-
Loss on derivative liabilities	473,981	-
Amortization of debt discount - bonds	1,353,108	-
Amortization of debt discount - convertible debt	1,066,198	424,908
Stock-based compensation	870,040	-
Changes in operating assets and liabilities:
Accounts receivable	-	81,090
VAT receivable	23,807	(27,281)
Amount due from related party	298,170	(313,792)
Prepaid expenses	(3,255)	(27,274)
Accounts payable	(85,811)	(83,930)
Accrued salaries	-	(135,422)
Accrued expenses	4,456	46,888
Accrued expenses - related parties	(11,336)	578,364
Net Cash Used in Operating Activities	(1,223,327)	(1,031,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(493)
Borrowings on bonds	1,471,767	1,147,534
Payments of financing fees	(109,087)	-
Advances from notes payable to related parties	-	13,252
Payments on loans payable to related parties	(78,322)	(50,463)
Proceeds from issuance of common stock	-	756,169
Net Cash Provided by Financing Activities	1,284,358	1,865,999

EFFECT OF CHANGE IN EXCHANGE RATES ON CASH	(25,313)	33,875

INCREASE (DECREASE) IN CASH	35,719	868,770

CASH, BEGINNING OF PERIOD	868,770	-
CASH, END OF PERIOD	$904,489	$868,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$289,957	$15,692
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$1,103,690	$1,146,557
Conversion of accrued interest into common stock	$38,000	$51,395
Conversion of accrued expenses and loans payable to subordinated notes	$-	$1,101,312
Beneficial conversion feature on convertible debentures charged to additional paid-in capital	$-	$1,149,077
Settlement of derivative liabilities through conversion of related notes payable	$1,827,089	$-
Common stock issued for settlement of accrued consulting fees	$207,420	$-

See accompanying notes to consolidated financial statements

F 5

GENMED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE YEAR ENDED DECEMBER 31, 2010

							Accumulated
	Class A Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2009	-	$-	123,211,739	$123,212	$66,240,744	$(62,266,626)	$5,765	$4,103,095

Conversion of convertible debentures into common stock
at $0.04 per share			29,948,794	29,948	1,168,004			1,197,952
Issuance of Common Stock for cash at $0.05 per share			417,000	416	20,434			20,850
Issuance of Common Stock for cash at $0.06 per share			9,200,000	9,200	572,960			582,160
Issuance of Common Stock for cash at $0.07 per share			2,200,000	2,200	150,959			153,159
Beneficial conversion features on convertible debentures					1,149,077			1,149,077
Components of comprehensive loss:
Foreign currency translation							22,333	22,333
Net loss for the year ended December 31, 2010						(7,729,127)		(7,729,127)
Total comprehensive loss								(7,706,794)
Balance, December 31, 2010	-	-	164,977,533	164,976	69,302,178	(69,995,753)	28,098	(500,501)

Issuance of Common Stock for promotional services at $0.12 per share			167,000	167	19,873			20,040
Issuance of Common Stock for consultancy services at $0.17 per share			5,000,000	5,000	845,000			850,000
Issuance of Common Stock for conversion of accrued interest payable
due on subordinated convertible debentures at $0.02 per share			1,900,000	1,900	36,100			38,000
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			1,768,928	1,769	68,988			70,757
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			991,121	991	38,654			39,645
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.01 per share			13,732,787	13,733	123,595			137,328
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.01 per share			85,595,977	85,596	770,364			855,960
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			2,633,040	2,633	50,028			52,661
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			13,234,666	13,235	251,458			264,693
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			4,874,335	4,874	92,613			97,487
Settlement of derivative liabilities through conversion of related notes payable					1,827,089			1,827,089
Components of comprehensive loss:
Foreign currency translation							72,486	72,486
Net loss for the year ended December 31, 2011						(5,441,863)		(5,441,863)
Total comprehensive loss								(5,369,377)
Balance, December 31, 2011	-	$-	294,875,387	$294,874	$73,425,940	$(75,437,616)	$100,584	$(1,616,218)

See accompanying notes to consolidated financial statements.

F 6

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $75,437,616 and $69,995,753, since inception to December 31, 2011 and 2010 respectively, and had losses from continuing operations of $5,441,863 and $7,729,127 in 2011 and 2010. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2011 and 2010 at the period end exchange rate of €1.00 to US$ 1.29500 and €1.00 to US$ 1.32520. Statement of Operations amounts for the year ended December 31, 2011 and 2010 were translated using the average rates during the periods of €1.00 to US$ 1.39120 and €1.00 to US$ 1.32750. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

F 7

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2011 or 2010.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.  The Company intends to provide countries within the EU and some countries outside the EU with generic drugs at considerable lower prices than other suppliers. For this purpose we make agreements with manufacturers within Europe who produce drugs that meet EU and FDA standards. The Company expects to conduct its business with a low overhead, lower than that of the other companies in this market. This is possible because the Company will execute its affairs as much as possible as an agency in order to keep its costs low. The main activity of the agency is to provide the registration requirements and quality control. The Company’s buyers will take care of the logistics, storage and marketing. The Company will take a fee for the registration ownership of the drugs and a commission on the delivered goods.

Research and Development Costs
All research and development costs are expensed as incurred.

Equipment and Depreciation
Equipment is stated at cost less accumulated depreciation and is depreciated on the straight-line method over the estimated use life, which is five years. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over the estimated useful life of the equipment. Depreciation and amortization expense for the years ended December 31, 2011 and 2010, amounted to $3,576 and $3,412, respectively.

F 8

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Medical Registration Rights and Amortization
Medical Registration Rights are stated at cost less accumulated amortization and impairment (Fair Value) adjustments, and are amortized on the straight-line method over the estimated useful life which is ten years. Amortization expense for the year ended December 31, 2010 amounted to $745,454. See Note D for impairment.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount to future undiscounted cash flows the assets are expected to generate.  If property and medical registration rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value.  See Note D on impairment of Medical Registration Rights.

Income and Other Taxes
Genmed B.V., a Dutch corporation and a subsidiary of the Company is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

Reclassifications
Certain amounts in the 2010 consolidated Financial Statements have been reclassified to conform to the presentation used in 2011

Recent Accounting Pronouncements
The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or results of operations.

NOTE C – CONSULTING AGREEMENTS

On April 17, 2008, the Company entered into a Consulting Agreement with Total Invest International B.V. (“Total Invest”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Invest will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the years ended December 31, 2011 and 2010, the Company recognized $240,000 in consulting expense, under this consulting agreement.

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2008 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the years ended December 31, 2011 and 2010, the Company recognized $240,000 and $340,000, respectively, in management services expense, under this consulting agreement.

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will continue to act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite.  RHI will receive €6,500 per month for the length of the Management Services Agreement. In June 2011 the Company and RHI agreed to decrease the fee to €5,000 per month. For the years ended December 31, 2011 and 2010 the Company recognized €67,500 (approx. $ 94,500) and €78,000 (approx. $ 104,000) respectively in management services expense, under this consulting agreement.

F 9

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – IMPAIRMENT OF MEDICAL REGISTRATION RIGHTS

The Company reviewed its Medical Registration Rights as of December 31, 2010 for impairment.  The Company has the registration rights to sell a product called Paracetamol in the European Union and is in the process of obtaining  additional  approvals for variations which are required for the marketing and distribution of the product.  The Company has incurred delays in obtaining the approvals, resulting in delays in receiving revenue compared to its original projections.  The Company utilized the income approach to value its Medical Registration Rights and at December 31, 2010, the discounted cash flows did not support the carrying value of the asset as a result of the revenue delays.  In accordance with ASC 350, the Company was required to impair the Rights.  Accordingly, the Company has recognized an impairment loss of $5,405,606 at December 31, 2010.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. Loans received in 2011 and 2010 amounted to approximately $0 and $13,000 (€10,000), respectively. Amounts repaid in 2011 and 2010 amounted to approximately $78,000 (€57,000) and $50,000 (€38,080), respectively. These advances were unsecured and bore interest at the rate of 8% per year. The amounts outstanding at December 31, 2011 and 2010 aggregate $38,850 and $119,822 respectively.

In August 2010, the Company requested the related note holders and its officers to subordinate the loans and unpaid interest as well as unpaid fees and salaries receivable from the Company to all bonds (see Note F) that have been issued and will be issued for the term of such bonds. At August 25, 2010, the Company and the related note holders as well as the officers of the Company entered into various subordination agreements, subordinating a total amount of approximately $960,000. The new notes bear an annual interest of 7.8%, payable each calendar quarter and include an option to convert the subordinated amounts into shares of Common Stock of the Company at a fixed conversion price of $0.04 per share.  A beneficial conversion feature of approximately $960,000 was recorded as part of this conversion and is being amortized as interest expense over the term of the bonds, which is four years.

On December 8, 2010, two subordinated note holders sold their note and other amounts receivable from the Company including the unpaid interest to an unrelated party. The Company issued a new 10% Secured Convertible Debenture with the new party.  The new note is issued for the amount of $855,960, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid” price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $149,000, after adjusting for the unamortized amount of $706,875 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years. The 10% Secured Convertible Debenture is secured by a grant of first priority security interest in all of the assets of the Company.

F 10

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE E - NOTES PAYABLE TO RELATED PARTIES (Continued)

On December 8, 2010, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note, including the unpaid interest and any other amount owed to him, and to issue a new 10% Secured Convertible Debenture. The new note is issued for the amount of $132,914, bears an annual interest rate of 10% and is convertible into shares of the Company’s Common Stock equal to the lesser of (i) $0.02 per share, or (ii) if the shares are quoted, listed or admitted to trading on the OTCBB, any national securities exchange or quotation system, 50% of the lowest “Bid” price on the date of conversion. The debenture is subordinated to all outstanding Bond Agreements of the Company as the debt originated from the conversion of subordinated debt agreements. A beneficial conversion feature of approximately $39,000, after adjusting for the unamortized amount of $93,750 which remained on the August 25, 2010 subordinated debt, was recorded as part of this conversion. The discount is being amortized over the term of the bonds, which is four years. The 10% Secured Convertible Debenture is secured by a grant of first priority security interest in all of the assets of the Company.

On June 10, 2011, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note into shares of the Company’s Common Stock. An amount of $70,757 was converted at $0.04 per share into 1,768,928 shares of the Company’s Common Stock.

On December 14, 2011, the Company and a subordinated note holder, agreed upon the conversion of the subordinated note and the unpaid interest on the note into shares of the Company’s Common Stock. An amount of $39,645 was converted at $0.04 per share into 991,121 shares of the Company’s Common Stock.

On December 14, 2011, the Company and the holder of the 10% Secured Convertible Note agreed upon the conversion of the note and the unpaid interest into shares of the Company’s Common Stock. An amount of $137,328 was converted at $0.01 per share into 13,732,787 shares of the Company’s Common Stock.

On December 14, 2011, the Company and the holder of the 10% Secured Convertible Note agreed upon the conversion of the note into shares of the Company’s Common Stock. An amount of $855,960 was converted at $0.01 per share into 85,595,977 shares of the Company’s Common Stock.

Amortization of the discounts amounted to $1,066,198 and $424,908 during the years ended December 31, 2011 and 2010, respectively.

Following the conversions of the loans and notes into shares of the Company’s Common Stock on December 14, 2011, there are no longer subordinated convertible debentures to related parties of the Company as per December 31, 2011.

NOTE F - BONDS PAYABLE

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €866,000 ($1,147,500) in bonds. During the year ended December 31, 2011, the Company issued an additional €1,072,000 (approximately $1,472,000) in bonds.  In connection with the financing, the Company paid approximately $109,000 in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During 2011, $18,181 of these fees had been amortized resulting in a balance of $90,906 as of December 31, 2011. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. Holders of approximately $2,088,000 of bonds may convert the bonds into 12,450,282 shares of common stock.

F 11

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE F - BONDS PAYABLE (continued)

Discounts were recorded on these bonds for the fair value of the related conversion options.  See Note G for details.  Amortization of the discounts amounted to $1,353,108 and $0 for the year ended December 31, 2011 and 2010, respectively.

At December 31, 2011, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
December 31, 2011	$-
December 31, 2012	-
December 31, 2013	-
December 31, 2014	1,120,555
December 31, 2015	1,388,310
Total	$2,508,865

NOTE G – DERIVATIVE LIABILITIES

As mentioned in Note E, the Company had convertible notes outstanding during 2011 that were convertible into common shares at the lower of $0.02 or 50% of the lowest bid price on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. Additionally, because there is no explicit limit to the number of shares to be delivered upon settlement of these instruments, the Company cannot determine if it has sufficient authorized shares to settle all other share-settle able instruments (such as the convertible notes described in Note F).  As a result, all share-settle able instruments that were outstanding during the period that the notes described in Note E were outstanding must also be classified as liabilities.  The following table summarizes the Company’s derivative liabilities during the year ended December 31, 2011:

Derivative Liabilities	Amount
Derivative liabilities as of December 31, 2010	$-
Additions of derivative liabilities from convertible bonds and subordinated notes	9,567,922
Net change in fair value of derivative liabilities	(7,740,833)
Settlement of derivative liabilities through conversion of related notes and bonds	(1,827,089)
Derivative liabilities as of December 31, 2011	$-

The following table summarizes the components of the Company’s derivative loss for the year ended December 31, 2011:

Loss on Derivative Liabilities	Amount
Excess fair value of derivative liabilities over related bonds and notes	$8,214,814
Change in fair value of derivative liabilities	(7,740,833)
Loss on derivative liabilities for the year ended December 31, 2011	$473,981

The fair value of the instruments was determined using a Black-Scholes option pricing model.  Assumptions used include (1) 0.36% to 1.91% risk-free interest rate, (2) expected term is the remaining term of the related notes or bonds, (3) expected volatility 199% to 383%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

F 12

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE H - INCOME TAXES

The loss before income taxes consists of the following:

	For the Years Ended
	December 31,
	2011	2010

United States	$(4,562,190)	$(7,322,832)
Foreign	(879,673)	(406,295)
Totals	(5,441,863)	(7,729,127)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate tax rate as follows:
	For the Years Ended
	December 31,
	2011	2010

United States Statutory Corporate Income Tax Rate	(34.0%)	(34.0%)
Permanent Differences	0.0%	0.0%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of Allowable credits	0.0%	0.0%
Income Tax	0.0%	0.0%

The components of deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	For the Years Ended
	December 31,
	2011	2010
Deferred Tax Assets (Liabilities) - Long Term

Net Operating losses	$3,088,000	$2,587,000
Medical Registration Rights	3,964,000	3,964,000
Other non-cash permanent differences	1,350,000	35,000
Valuation Allowance	(8,402,000)	(6,586,000)
Net Deferred Tax Asset	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by approximately $1,816,000 and $2,490,000 in the years ended December 31, 2011 and 2010.

As of December 31, 2011, there are approximately $9,081,000 in US net operating loss carryforwards expiring through 2030. Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions, the utilization of net operating loss carryforwards are limited.

F 13

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE I - STOCKHOLDERS’ EQUITY

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

On December 14, 2011, the Company issued 4,874,335 shares of its common stock to its CFO as part of a conversion of unpaid salaries and management fees at $0.02 per share for a total value of $97,487.  The fair value of the common stock exceeded the carrying value of the related payable by $48,744 which was recorded as a loss on settlement of accounts payable during the year ended December 31, 2011.
F 14

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE I - STOCKHOLDERS’ EQUITY (Continued)

On December 14, 2011, the Company issued 13,234,666 shares of its common stock to a company that is owned by the Company’s CEO as part of a conversion of unpaid management fees at $0.02 per share for a total value of $264,693.  The fair value of the common stock exceeded the carrying value of the related payable by $132,346 which was recorded as a loss on settlement of accounts payable during the year ended December 31, 2011.

On December 14, 2011, the Company issued 2,633,040 shares of its common stock to a company as part of a conversion of unpaid management fees and the conversion of the remainder of a loan payable at $0.02 per share for a total value of $52,661.  The fair value of the common stock exceeded the carrying value of the related payable by $26,331 which was recorded as a loss on settlement of accounts payable during the year ended December 31, 2011.

On December 14, 2011, the Company issued 991,121 shares of its common stock to a company as part of a conversion of a subordinated convertible debt, including unpaid interest at $0.04 per share for a total value of $39,645.

On December 14, 2011, the Company issued 13,732,787 shares of its common stock to an individual as part of the conversion of a 10% Secured Convertible Debenture, including all unpaid interest at $0.01 per share for a total value of $ 137,328.

On December 14, 2011, the Company issued 85,595,977 shares of its common stock to a company as part of the conversion of a 10% Secured Convertible Debenture at $0.01 per share for a total value of $ 855,960.

 NOTE J – AMOUNT DUE FROM RELATED PARTY

At December 31, 2010, the Company had an amount due from a related party of $298,170 (€225,000). The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due is non-interest bearing and was received in full in April 2011.

NOTE K - EMPLOYMENT CONTRACT

On September 1, 2011, the Company entered into an employment contract with a Sales Manager. The agreement is indefinite and calls for an annual salary of $84,000 per year, a lease car and a bonus of 1.25% of the by himself realized sales.

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
F 15

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE M – COMMITMENTS AND CONTINGENCIES

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $855,960 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $875,225 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $875,225. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2011, no requests for advances have been made by the Company.

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $132,914 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $135,903 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $135,903. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2011, no requests for advances have been made by the Company.

In January 2012, the Company moved to another office and leases its office space from a company that is owned by the Company’s CEO pursuant to an operating lease which expires December 31, 2017, after which it will be automatically renewed for a continuous period of 5 years. After the 6 month free-leasing period, the Company is obligated to make quarterly payments of €5,088 (approximately $6,590) through December 2012. Each year the rental will be indexed according Dutch CPI percentage.

Based upon the historical index percentages, future minimum rentals under the operating lease over the next five years are as follows:

	Amount	Amount
December 31, 2012	€10,176	$13,178
December 31, 2013	€20,861	$27,015
December 31, 2014	€21,382	$27,690
December 31, 2015	€21,917	$28,382
December 31, 2016	€22,465	$29,092

NOTE N – SUBSEQUENT EVENTS

In 2012, the Company entered into bond agreements for an additional €40,000 (approximately $52,000). The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds.

F 16

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 2011, the Board of Directors of Genmed Holding Corp. (the “Company”) approved the dismissal of Meyler & Company, LLC (“Meyler & Co.”) as the Company’s independent registered public accounting firm.

Also, effective December 1, 2011, the Company approved the engagement of Malone & Bailey LLP as the Company’s independent registered certified public accounting firm.

For information we refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2011.

ITEM 9A.          CONTROLS AND PROCEDURES

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2011, there were no independent directors and no independent audit committee.

•	As of December 31, 2011, there was a failure in the operating effectiveness over controls related to accounting for convertible debt and embededded derivative liabilities.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rule that permit us to provide only management’s report in this Annual Report on Form 10-K.

During the most recent completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Erwin R. Bouwens	49	4/2008	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	40	1/2004	Chief Financial Officer, Director

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

According to our records, Erwin R. Bouwens and Total Invest International B.V. have not filed their Form 3’s in a timely manner.
Code of Ethics

In 2005, the Company adopted a “Code of Ethics” that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, and persons performing similar such functions.

ITEM 11.          EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2011, 2010 and 2009 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Erwin R. Bouwens	2011	$240,000	$0	$0	$0	$0
Chief Executive Officer	2010	$240,000	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0

Randy Hibma	2011	$94,500	$0	$0	$0	$94,500
Chief Financial Officer	2010	$99,430	$0	$0	$0	$99,430
	2009	$82,800	$0	$0	$0	$82,800

Employment Contracts

The Company currently has one employment contract with a Sales Manager. The agreement is indefinite and calls for a monthly salary of € 5,000, a lease car and a bonus of 1.25% of the by himself realized sales.

The Company entered into Management Service Agreements with the executive officers of the Company. The Management Service Agreements are indefinite and have commenced on January 1, 2010. As per the Management Service Agreements, Mr. Bouwens will be paid a monthly fee of $20,000 and Mr. Hibma will be paid a monthly fee of € 5,000.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Erwin R. Bouwens Rontgenlaan 37, 2719 DX Zoetermeer, The Netherlands	192,271,639	(1)(2)	65.2%

Common Stock	Randy Hibma Rontgenlaan 37, 2719 DX Zoetermeer, The Netherlands	8,643,263		2.9%

Common Stock	Officers and Directors as a group (two persons)	200,914,902		68.1%

(1)           Mr. Bouwens’ share ownership consists of 99,762,213 shares of common stock held by E.R. Bouwens Beheermaatschappij B.V., 6,480,000 shares of common stock held by Medical Network Holding B.V. (Mr. Bouwens is owner and controlling officer of both entities), and 86,029,426 shares of common stock held by Total Invest International B.V..

(2)           Mr. Bouwens has a contractual right of first refusal to purchase 9,120,000 shares of common stock of Mr. J.E. de Metz and 9,120,000 shares of common stock of Mr. W. Blijleven. If Mr. Bouwens were to acquire all 18,240,000 shares of common stock, assuming the same number of outstanding shares, his ownership would then consist of 210,511,639 shares of common stock of the Company, or 71.4% of the common stock of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 30, 2009, the Company and two note holders agreed upon the consolidation of their notes, including the unpaid interesIt, and to issue a new 100% Premium Secured Convertible Promissory Note. The new note is issued for the amount of $925,000, bears an annual interest rate of 8% and is convertible into shares of the Company’s Common Stock at a share price of $0.04 per share.   The Secured Promissory Note is due on June 30, 2010.  A beneficial conversion feature of $462,500 was recognized as part of this conversion and is being amortized over the year of the Secured Promissory Note.

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. Loans received in 2011 and 2010 amounted to approximately $0 and $13,000 (€10,000), respectively. Amounts repaid in 2011 and 2010 amounted to approximately $78,000 (€57,000) and $50,000 (€38,080), respectively. These advances were unsecured and bore interest at the rate of 8% per year. The amounts outstanding at December 31, 2011 and 2010 aggregate $38,850 and $119,822 respectively.

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

    On December 14, 2011, the Company and its CFO agreed upon the conversion of $48,743 in unpaid salaries and management fees into shares of common stock of the Company. The total amount of $48,743 in unpaid salaries and management fees was converted into 4,874,335 shares of the Company’s common stock.

    On December 14, 2011, the Company and its CEO agreed upon the conversion of $132,347 in unpaid management fees into shares of common stock of the Company. The total amount of $132,347 in unpaid management fees was converted into 13,234,666 shares of the Company’s common stock.

ITEM 14.          PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2011	FISCAL YEAR 2010

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$29,930	$64,267

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

FIRM	FISCAL YEAR 2011	FISCAL YEAR 2010

Malone Bailey, LLP

(i), (ii) Audit Related Fees	$20,000	$0

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2011	FISCAL YEAR 2010

Meyler & Company, LLC	$29,930	$64,267

Malone Bailey, LLP	$20,000	$0

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

10.3	Employment Contract between the Company and Randy Hibma, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.4	Ethics Code of the Company, incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENMED HOLDING CORP.

Dated: April 16, 2012	/s/Erwin R. Bouwens
Erwin R. Bouwens
Chief Executive Officer and
Chairman of the Board

Dated: April 16, 2012	/s/ Randy Hibma
Randy Hibma
Chief Financial Officer