Form 10-Q
period 2012-03-31
Genmed Holding Corp
filed 2012-05-21
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 294,875,387 shares of common stock as of May 21, 2012.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K/A and other filings with the SEC.

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012
CONTENTS

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011(Unaudited)	Page 5

Consolidated Statements of Operations and Comprehensive Income for the three ended March 31, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$658,530	$904,489
VAT receivable	3,425	8,082
Deferred financing costs, net	77,291	90,906
Prepaid Expenses	11,671	29,171
Total Current Assets	750,917	1,032,648

EQUIPMENT, net accumulated depreciation of $13,138 and $11,926 at March 31, 2012 and December 31, 2011, respectively	4,002	4,715
Total Assets	$754,919	$1,037,363

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$101,857	$89,297
Accrued salaries	7,166	5,224
Accrued expenses	11,317	7,770
Accrued expenses - related parties	3,682	3,575
Loans payable to related parties	40,014	38,850
Total Current Liabilities	164,036	144,716

LONG TERM LIABILITIES
Convertible bonds payable, net of discount of discount of $0 and $179,337 at March 31, 2012 and December 31, 2011, respectively	2,028,800	1,988,275
Non-convertible bond payable	589,561	520,590
Total Long Term Liabilities	2,618,361	2,508,865

Total Liabilities	2,782,397	2,653,581

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; there were no shares issued and outstanding atMarch 31, 2012 and December 31, 2011, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares; issued and outstanding- 294,875,387 shares at March 31, 2012 and December 31, 2011, respectively	294,874	294,874
Additional paid-in capital	73,425,940	73,425,940
Accumulated deficit	(75,794,871)	(75,437,616)
Accumulated other comprehensive income	46,579	100,584
Total Stockholders' Deficit	(2,027,478)	(1,616,218)

Total Liabilities and Stockholders' Deficit	$754,919	$1,037,363

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

COST AND EXPENSES:
Selling, general and administrative	$272,497	$345,887
Depreciation and amortization	840	866
Research & development	32,850	26,235
Total Costs and Expenses	306,187	372,988

NET OPERATING LOSS	306,187	372,988

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	10,031	42,496
Interest expense	(50,055)	(57,269)
Amortization - debt discount	-	(79,296)
Amortization - deferred financing costs	(11,044)	-
Total Other Income (Expense)	(51,068)	(94,069)

NET LOSS	(357,255)	(467,057)

COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income (loss)
Foreign currency translation adjustments	(54,005)	(65,288)

Comprehensive loss	$(411,260)	$(532,345)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	294,875,387	165,001,655

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(357,255)	$(467,057)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	840	866
Amortization of beneficial conversion feature	-	79,296
Amortization of deferred financing costs	11,044	-
Stock-based compensation	-	20,040
Changes in operating assets and liabilities:
VAT receivable	4,657	21,098
Prepaid expenses	17,500	13,061
Accounts payable	12,560	(46,763)
Accrued salaries	1,942	(14,354)
Accrued expenses	3,547	46,506
Accrued expenses - related parties	107	53,953
Net Cash Used in Operating Activities	(305,058)	(293,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on non-convertible bonds	53,351	528,675
Payments of financing fees	(1,353)	-
Payments on loans payable to related parties	-	(50,463)
Net Cash Provided by Investing Activities	51,998	478,212

EFFECT OF CHANGE IN EXCHANGE RATE	7,101	(24,640)

INCREASE (DECREASE) IN CASH	(245,959)	160,218

CASH, BEGINNING OF PERIOD	904,489	868,770
CASH, END OF PERIOD	$658,530	$1,028,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$49,948	$26,873
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$-	$1,146,557
Issuance of common stock for promotional services	$-	$20,040
Beneficial conversion feature on bonds payable charged to additional paid-in capital	$-	$256,594

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of March 31, 2012 and December 31, 2011 at the period end exchange rate of €1.00 to US$ 1.3338 and €1.00 to US$ 1.2950, respectively.  Statement of Operations amounts for the three months ended March 31, 2012 and 2011 were translated using the average rates during the periods of €1.00 to US$ 1.39120 and €1.00 to US$ 1.3667, respectively. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $357,255 for the three months ended March 31, 2012 and has an accumulated deficit of $75,794,871 at March 31, 2012. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from  interest. The amounts outstanding at March 31, 2012 and December 31, 2011 aggregate $40,014 and $38,850, respectively.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 4 – NON-CONVERTIBLE BONDS PAYABLE

During the period ended March 31, 2012, the Company issued €40,000 (approximately $53,351) in non-convertible bonds. In connection with the financing, the Company paid €1,038  (approximately $1,353) in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During the period ended March 31, 2012, approximately €8,400 ($11,044) of total fees had been amortized resulting in a balance of $77,291 as of March 31, 2012. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. As of March 31, 2012, there are approximately $2,029,000 of bonds may convert the bonds into 12,450,282 shares of common stock.

At March 31, 2012, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
March 31, 2013	$-
March 31, 2014	-
March 31, 2015	1,655,261
March 31, 2016	963,100
Total	$2,618,361

NOTE 5 – SUBSEQUENT EVENT

In April of 2012, the Company entered into a bond agreement for an additional €10,000 (approximately $13,300). The bonds have a term of 48 months and bear an annual interest rate of 7.4%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the three month period ended March 31, 2012.

The Company successfully obtained the Marketing Authorizations for its first generic product within seven countries of the European Union. The Company continued developing its business, and has now entered into negotiations with distributors in four countries within the EU. The Company has started the registration process of its generic product in 5 additional countries within the European Union and expects to obtain the Marketing Authorizations from these countries during the course of 2012.

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Net Sales. The Company had no sales during the three months ended March 31, 2012 and 2011. Additional variations in some EU countries have been submitted in order to allow the Company to start the sales and marketing. During this process the Company was not allowed to start the sales of its generic product.

Selling, General, and Administrative expenses. The Company incurred $272,497 in Selling, general, and administrative expenses during the three month period ended March 31, 2012 as compared to $345,887 in Selling, general, and administrative expenses for the comparable period in 2011. The decrease in selling, general and administrative expenses was mainly due to a decrease in consulting expenses with respect to the issuances of bonds. Furthermore, the Company had no EU registration expenses and had no company awareness expenses during the period ended March 31, 2012, while it incurred such expenses during the same comparable period in 2011.

Depreciation and Amortization. The Company incurred $840 in depreciation and amortization during the three months ended March 31, 2012, compared $866 in depreciation and amortization during the three months ended March 31, 2011.

Research and Development. The Company incurred $32,850 in Research and Development expenses during the three months ended March 31, 2012, as compared to $26,235 in Research and Development expenses during the three months ended March 31, 2011.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $306,187 for the three month period ended March 31, 2012, as compared with $372,988 for the three month period ended March 31, 2011.

Other Income (Expenses). The Company had an income on foreign exchange during the three month period ended March 31, 2012 of $10,031 compared to an income of $42,496 for the three month period ended March 31, 2011. The Company incurred interest expenses of $50,055 during the three month period ended March 31, 2012, as compared to $57,269 in interest expense during the comparable period in 2011. The decrease in interest expense was due primarily to the conversion of the subordinated convertible debt agreements into shares of the Company’s Common Stock in December 2011. During the period ended March 31, 2012, the Company issued an additional $53,351 (€40,000) in interest bearing bonds. Amortization of debt discount of $79,296 was recorded for the three month period ended March 31, 2011 and no debt discount was amortized for the three month period ended March 31, 2012, because the company had amortized the complete amount in debt discount as per December 31, 2011.

Net Loss. The Company incurred a net loss of $357,255 during the three month period ended March 31, 2012, as compared with a net loss of $467,057 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had a working capital of $586,881.

At March 31, 2012, the Company successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company had no revenues in generic products during the three months ended March 31, 2012 and had no revenues in generic products during the comparable period in 2011.

As of March 31, 2012, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its generic drug distribution business or to continue as a going concern.

In April 2012, the Company entered into a bond agreement for an additional €10,000 (approximately $13,300).

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of March 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of March 31, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s outstanding shares at March 31, 2012 differ from the transfer agent by 15,578,826 shares. The shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a law suit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the terms of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

Item 1A.  Risk Factors

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should  carefully consider the following factors as well as those set forth in our annual report on Form 10-K/A for the year ended December 31, 2011 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $357,255 for the three months ended March 31, 2012 and has an accumulated deficit of $75,794,871 at March 31 2012.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

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

Dated: May 21, 2012	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer