Form 10-Q
period 2012-06-30
Genmed Holding Corp
filed 2012-08-14
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 294,875,387 shares of common stock as of August 14, 2012.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012
CONTENTS

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011(Unaudited)	Page 5

Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$303,557	$904,489
VAT receivable	3,985	8,082
Deferred financing costs, Net	63,034	90,906
Prepaid Expenses	5,502	29,171
Total Current Assets	376,078	1,032,648

EQUIPMENT, net accumulated depreciation of $13,193 and $11,926 at June 30, 2012 and December 31, 2011, respectively	2,968	4,715
Total Assets	$379,046	$1,037,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	98,895	89,297
Accrued salaries	9,331	5,224
Accrued expenses	44,667	7,770
Accrued expenses - related parties	3,472	3,575
Loans payable to related parties	37,728	38,850
Total Current Liabilities	194,093	144,716

LONG TERM LIABILITIES
Bonds payable, net of discount of $0 and $179,337 at June 30, 2012 and December 31, 2011, respectively	2,542,202	2,508,865
Total Long Term Liabilities	2,542,202	2,508,865

Total Liabilities	2,736,295	2,653,581

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized 500,000,000 shares; there were no shares issued and outstanding atJune 30, 2012 and December 31, 2011, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;issued and outstanding - 294,875,387 shares at June 30, 2012 and December 31, 2011, respectively.	294,874	294,874
Additional paid-in capital	73,425,940	73,425,940
Accumulated deficit	(76,203,209)	(75,437,616)
Accumulated other comprehensive income (loss)	125,146	100,584
Total Stockholders' Equity	(2,357,249)	(1,616,218)

Total Liabilities and Stockholders' Equity	$379,046	$1,037,363

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

COST AND EXPENSES:
Selling, general and administrative	$322,487	$1,233,640	$594,984	$1,579,527
Depreciation and amortization	823	922	1,663	1,788
Research & development	20,344	21,455	53,194	47,690
Total Costs and Expenses	343,654	1,256,017	649,841	1,629,005

NET OPERATING LOSS	(343,654)	(1,256,017)	(649,841)	(1,629,005)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	(3,829)	20,028	6,202	62,524
Interest expense	(49,915)	(64,411)	(99,970)	(121,680)
Amortization - debt discount	-	(141,434)	-	(220,730)
Amortization - deferred financing costs	(10,940)	-	(21,984)	-
Total Other Income (Expense)	(64,684)	(185,817)	(115,752)	(279,886)

NET LOSS	(408,338)	(1,441,834)	(765,593)	(1,908,891)

COMPREHENSIVE INCOME, NET OF TAKS
Other comprehensive income (loss)
Foreign currency translation adjustments	(78,567)	(9,452)	(125,146)	55,836

Comprehensive loss	(486,905)	(1,451,286)	(890,739)	(1,853,055)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	294,875,387	168,414,627	294,875,387	166,717,569

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(765,593)	$(1,908,891)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,663	1,788
Amortization of beneficial conversion feature	-	220,730
Amortization of deferred financing costs	21,984	-
Stock-based compensation	-	870,040
Changes in operating assets and liabilities:
VAT receivable	4,097	26,793
Amount due from related party	-	315,630
Prepaid expenses	23,669	14,028
Accounts payable	9,598	(63,747)
Accrued salaries	4,107	(33,617)
Accrued expenses	36,897	31,803
Accrued expenses - related parties	(103)	47,091
Net Cash Used in Operating Activities	(663,681)	(478,352)

CASH FLOWS FROM INVESTING ACTIVITIES
NetCash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bonds	62,880	1,318,124
Payments of financing fees	(2,232)	-
Payments on loans payable to related parties	-	(78,322)
Net Cash Provided by Investing Activities	60,648	1,239,802

EFFECT OF CHANGE IN EXCHANGE RATE	2,101	(51,699)

INCREASE (DECREASE) IN CASH	(600,932)	709,751

CASH, BEGINNING OF PERIOD	904,489	868,770
CASH, END OF PERIOD	$303,557	$1,578,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$100,073	$98,759
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$-	$1,146,557
Conversion of subordinated convertible debentures into common stock	$-	$70,757
Conversion of accrued interest into common stock	$-	$38,000
Conversion of accrued expenses and loans to subordinated notes	$-	$-
Issuance of common stock for promotional services	$-	$20,040
Issuance of common stock for consultancy services	$-	$850,000
Beneficial conversion feature on bonds payable charged to additional paid-in capital	$-	$256,594

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of June 30, 2012 and December 31, 2011 at the period end exchange rate of €1.00 to US$ 1.2576 and €1.00 to US$ 1.2950, respectively.  Statement of Operations amounts for the three months ended June 30, 2012 and 2011 were translated using the average rates during the periods of €1.00 to US$ 1.2977 and €1.00 to US$ 1.4028, respectively. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $765,593 for the six months ended June 30, 2012 and has an accumulated deficit of $76,203,209 at June 30, 2012. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from  interest. The amounts outstanding at June 30, 2012 and December 31, 2011 aggregate $37,728 and $38,850, respectively.

NOTE 4 – BONDS PAYABLE

During the period ended June 30, 2012, the Company issued €50,000 (approximately $62,880) in bonds. In connection with the financing, the Company paid €1,720 (approximately $2,230) in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During the period ended June 30, 2012, approximately €16,940 ($21,984) of total fees had been amortized resulting in a balance of $63,034 as of June 30, 2012. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 4 – BOND PAYABLE (Continued)

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. As of June 30, 2012, there are approximately $1,949,000 of bonds may convert the bonds into 12,450,282 shares of common stock.

At June 30, 2012, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
June 30, 2013	$-
June 30, 2014	-
June 30, 2015	2,277,426
June 30, 2016	240,201
Total	$2,517,627

NOTE 5 – SUBSEQUENT EVENT

In July of 2012, the Company granted a request from a Bond Holder to buy back his bond. The Company paid the full amount of the bond, €20,000 (approximately $25,000), less administration fees.

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the six month period ended June 30, 2012.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Net Sales. The Company had no sales during the three months ended June 31, 2012 and 2011. Additional variations to the current Company’s product in some EU countries have been submitted in order to allow the Company to start the sales and marketing.

Selling, General, and Administrative expenses. The Company incurred $322,487 in Selling, general, and administrative expenses during the three month period ended June 30, 2012 as compared to $1,233,640 in Selling, general, and administrative expenses for the comparable period in 2011. The decrease in selling, general and administrative expenses was mainly due to a decrease in financial consulting services for the bond issuances. During the three month period ended June 30, 2011, the Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $823 in depreciation and amortization during the three months ended June 30, 2012, compared $922 in depreciation and amortization during the three months ended June 30, 2011.

Research and Development. The Company incurred $20,344 in Research and Development expenses during the three months ended June 30, 2012, as compared to $21,455 in Research and Development expenses during the three months ended June 30, 2011.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $343,654 for the three month period ended June 30, 2012, as compared with $1,256,017 for the three month period ended June 30, 2011.

Other Income (Expenses). The Company incurred a loss on foreign exchange during the three month period ended June 30, 2012 of $3,829 compared to an income of $20,028 for the three month period ended June 30, 2011. The Company incurred interest expenses of $49,915 during the three month period ended June 30, 2012, as compared to $64,411 in interest expense during the comparable period in 2011. The decrease in interest expense was due primarily to the conversion of the subordinated convertible debt agreements into shares of the Company’s Common Stock in December 2011. During the three month period ended June 30, 2012, the Company issued an additional $12,576 (€10,000) in interest bearing bonds. Amortization of debt discount of $141,434 was recorded for the three month period ended June 30, 2011 and no debt discount was amortized for the three month period ended June 30, 2012, because the company had amortized the complete amount in debt discount as per December 31, 2011. The Company amortized $10,940 of deferred financing costs for the three month period ended June 30, 2012, while it recorded no amortization in deferred financing costs during the comparable period in 2011.

Net Loss. The Company incurred a net loss of $408,338 during the three month period ended June 30, 2012, as compared with a net loss of $1,441,834 for the three month period ended June 30, 2011.

Comparison of the six months ended June 31, 2012 and 2011

Net Sales. The Company had no sales during the six months ended June 30, 2012 and 2011. Additional variations to the current Company’s product in some EU countries have been submitted in order to allow the Company to start the sales and marketing.

Selling, General, and Administrative expenses. The Company incurred $594,984 in Selling, general, and administrative expenses during the six month period ended June 30, 2012 as compared to $1,579,527 in Selling, general, and administrative expenses for the comparable period in 2011. The decrease in selling, general and administrative expenses was mainly due to a decrease in financial consulting services for the bond issuances. During the three month period ended June 30, 2011, the Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $1,663 in depreciation and amortization during the six months ended June 30, 2012, compared to $1,788 in depreciation and amortization during the six months ended June 30, 2011.

Research and Development. The Company incurred $53,194 in Research and Development expenses during the six months ended June 30, 2012, as compared to $47,690 in Research and Development expenses during the six months ended June 30, 2011.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $649,841 for the six month period ended June 30, 2012, as compared with $1,629,005 for the six month period ended June 30, 2011.

Other Income (Expenses). The Company had an income on foreign exchange during the six month period ended June 30, 2012 of $6,202 compared to an income of $62,524 for the six month period ended June 30, 2011. The Company incurred interest expenses of $99,970 during the three month period ended June 30, 2012, as compared to $121,680 in interest expense during the comparable period in 2011. The decrease in interest expense was due primarily to the conversion of the subordinated convertible debt agreements into shares of the Company’s Common Stock in December 2011. During the period ended June 30, 2012, the Company issued an additional $62,880 (€50,000) in interest bearing bonds. Amortization of debt discount of $220,730 was recorded for the six month period ended June 30, 2011 and no debt discount was amortized for the six month period ended June 30, 2012, because the company had amortized the complete amount in debt discount as per December 31, 2011. The Company amortized $21,984 of deferred financing costs for the six month period ended June 30, 2012, while it recorded no amortization in deferred financing costs during the comparable period in 2011.

Net Loss. The Company incurred a net loss of $765,593 during the six month period ended June 30, 2012, as compared with a net loss of $1,908,891 for the six month period ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, the Company had a working capital of $181,985.

At June 30, 2012, the Company successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company also started the registration process of this product in 7 additional EU countries. The Company had no revenues in generic products during the six months ended June 30, 2012 and had no revenues in generic products during the comparable period in 2011.

As of June 30, 2012, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of June 30, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of June 30, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of June 30, 2012, there were no independent directors and no independent audit committee.

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

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

The Company’s outstanding shares at June 30, 2012 differ from the transfer agent by 15,578,826 shares. The shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a law suit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the terms of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $765,593 for the six months ended June 30, 2012 and has an accumulated deficit of $76,203,209 at June 30, 2012.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

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

Dated: August 14, 2012	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer