Form 10-Q/A
period 2012-06-30
Genmed Holding Corp
filed 2012-09-14
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Genmed Holding Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q/A for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 15, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Exhibit 31.1
Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Form 10-Q/A quarterly report of the Company filed on August 15, 2012.

Exhibit 31.2
Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Form 10-Q/A quarterly report of the Company filed on August 15, 2012.

Exhibit 32.1
Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.incorporated herein by reference to Form 10-Q/A quarterly report of the Company filed on August 15, 2012.

Exhibit 32.2
Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Form 10-Q/A quarterly report of the Company filed on August 15, 2012.

Exhibit 101.INS	XBRL INSTANCE DOCUMENTS

Exhibit 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

Exhibit 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

Exhibit 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Exhibit 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

Exhibit 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2012	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer