Form 10-Q
period 2012-09-30
Genmed Holding Corp
filed 2012-11-16
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 294,875,387 shares of common stock as of November 16, 2012.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

GENMED HOLDING CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
CONTENTS

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011(Unaudited)	Page 5

Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$36,220	$904,489
VAT receivable	6,450	8,082
Deferred financing costs, Net	53,356	90,906
Prepaid Expenses	10,499	29,171
Total Current Assets	106,525	1,032,648

EQUIPMENT, net accumulated depreciation of $14,320 and $11,926 at September 30, 2012 and December 31, 2011, respectively	3,072	4,715
Total Assets	$109,597	$1,037,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	126,146	89,297
Accrued salaries	5,363	5,224
Accrued expenses	147,128	7,770
Accrued expenses - related parties	3,549	3,575
Loans payable to related parties	38,565	38,850
Total Current Liabilities	320,751	144,716

LONG TERM LIABILITIES
Convertible Bonds payable, net of discount of $0 and $179,337 at September 30, 2012 and December 31, 2011, respectively	1,989,271	1,988,275
Non-Convertible Bonds payable at September 30, 2012 and December 31, 2011, respectively	581,046	520,590
Total Long Term Liabilities	2,570,317	2,508,865

Total Liabilities	2,891,068	2,653,581

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 294,875,387 shares at
September 30, 2012 and December 31, 2011, respectively	294,874	294,874
Additional paid-in capital	73,425,940	73,425,940
Accumulated deficit	(76,570,330)	(75,437,616)
Accumulated other comprehensive income (loss)	68,045	100,584
Total Stockholders' Equity	(2,781,471)	(1,616,218)

Total Liabilities and Stockholders' Equity	$109,597	$1,037,363

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET SALES	$2,294	$-	$2,294	$-

COST AND EXPENSES:
Selling, general and administrative	286,685	270,494	881,669	1,850,021
Depreciation and amortization	811	917	2,474	2,705
Research & development	26,099	15,627	79,293	63,317
Total Costs and Expenses	313,595	287,038	963,436	1,916,043

NET OPERATING LOSS	(311,301)	(287,038)	(961,142)	(1,916,043)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	3,350	(19,418)	9,552	43,106
Interest expense	(48,390)	(75,778)	(148,360)	(197,458)
Amortization - debt discount	-	(80,846)	-	(301,576)
Amortization - deferred financing costs	(10,780)	-	(32,764)	-
Total Other Income (Expense)	(55,820)	(176,042)	(171,572)	(455,928)

NET LOSS	(367,121)	(463,080)	(1,132,714)	(2,371,971)

COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income (loss)
Foreign currency translation adjustments	57,102	68,620	(68,044)	12,784

Comprehensive loss	(310,019)	(394,460)	(1,200,758)	(2,359,187)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	294,875,387	173,813,461	294,875,387	169,108,859

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,132,714)	$(2,371,971)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,474	2,705
Amortization of beneficial conversion feature	-	301,576
Amortization of deferred financing costs	32,764	-
Stock-based compensation	-	870,040
Changes in operating assets and liabilities:
VAT receivable	1,632	26,982
Amount due from related party	-	316,598
Prepaid expenses	18,672	19,140
Accounts payable	36,849	(69,162)
Accrued salaries	5,363	(50,574)
Accrued expenses	5,833	31,802
Accrued expenses - related parties	138,419	18,646
Net Cash Used in Operating Activities	(890,708)	(904,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bond	64,275	1,438,056
Payments of financing fees	(2,232)	-
Repayment of convertible bond	(24,560)
Payments on loans payable to related parties	-	(80,383)
Net Cash Provided by Investing Activities	37,483	1,357,673

EFFECT OF CHANGE IN EXCHANGE RATE	(15,044)	(54,876)

INCREASE (DECREASE) IN CASH	(868,269)	398,579

CASH, BEGINNING OF PERIOD	904,489	868,770
CASH, END OF PERIOD	$36,220	$1,267,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$148,493	$170,799

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of subordinated convertible debentures into common stock	$-	$70,757
Conversion of accrued interest into common stock	$-	$38,000
Issuance of common stock for promotional services	$-	$20,040
Issuance of common stock for consultancy services	$-	$850,000
Beneficial conversion feature on bonds payable charged to additional paid-in capital	$-	$256,594

See accompanying notes to unaudited consolidated financial statements

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Genmed Holding Corp. and Subsidiaries annual report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of September 30, 2012 and December 31, 2011 at the period end exchange rate of €1.00 to US$ 1.2855 and €1.00 to US$ 1.2950, respectively.  Statement of Operations amounts for the nine months ended September 30, 2012 and 2011 were translated using the average rates during the periods of €1.00 to US$ 1.2850 and €1.00 to US$ 1.4071, respectively. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,132,714 for the nine months ended September 30, 2012 and has an accumulated deficit of $76,570,330 at September 30, 2012. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from  interest. The amounts outstanding at September 30, 2012 and December 31, 2011 aggregate $38,565 and $38,850, respectively.

NOTE 4 – BONDS PAYABLE

During the period ended September 30, 2012, the Company issued €50,000 (approximately $64,275 on the date of issuance) in bonds. In connection with the financing, the Company paid €1,720 (approximately $2,232 on the date of issuance) in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During the period ended September 30, 2012, approximately €25,560 ($32,760) of total fees had been amortized resulting in a balance of $53,356 as of September 30, 2012. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

In July of 2012, the Company granted a request from a Bond Holder to buy back his bond. The Company paid the full amount of the bond, €20,000 (approximately $24,560), less administration fees.

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 4 – BOND PAYABLE (Continued)

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. As of September 30, 2012, there are approximately $1,952,000 of bonds may convert the bonds into 12,450,282 shares of common stock.

At September 30, 2012, future minimum principal payments over the next five years and in the aggregate are as follows:
Year Ending	Amount
September 30, 2013	$-
September 30, 2014	-
September 30, 2015	2,461,049
September 30, 2016	109,268
Total	$2,570,317

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

General

The following discussion and analysis summarizes the results of operations of Genmed Holding Corp. ("Genmed," the "Company," or "we"), for the nine month period ended September 30, 2012.

The Company successfully obtained the Marketing Authorizations for its first generic product within seven countries of the European Union. The Company continued developing its business, and has now entered into negotiations with distributors in four countries within the EU. The Company has started the registration process of its generic product in 7 additional countries within the European Union and expects to obtain the Marketing Authorizations from these countries during the course of 2012.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Net Sales. The Company had $32,050 in sales during the three months ended September 30, 2012, compared to no sales for the comparable period in 2011. Such net sales primarily consisted of the sales of active ingredients for certain medicines to countries outside Europe. The Company had no sales of its current finished product yet as it was waiting for the approval from several EU authorities on additional variations, on the Company’s current product. The Company had to submit these additional variations in order to allow the Company to start the sales and marketing in additional EU countries.

Cost of sales
The Cost of Sales for the products sold during the three month period ended September 30, 2012, amounted to $29,756, while the Company had no such cost during the comparable period in 2011.

Selling, General, and Administrative expenses. The Company incurred $286,685 in Selling, general, and administrative expenses during the three month period ended September 30, 2012 as compared to $270,494 in Selling, general, and administrative expenses for the comparable period in 2011. The increase in selling, general and administrative expenses was mainly due to the cost of goods of the Company’s sales.

Depreciation and Amortization. The Company incurred $811 in depreciation and amortization during the three months ended September 30, 2012, compared $917 in depreciation and amortization during the three months ended September 30, 2011.

Research and Development. The Company incurred $26,099 in Research and Development expenses during the three months ended September 30, 2012, as compared to $15,627 in Research and Development expenses during the three months ended September 30, 2011. The increase in Research and Development expenses is mainly due to the expansion of the Company’s Marketing Authorization of its current product to other EU member states.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $311,301 for the three month period ended September 30, 2012, as compared with $287,038 for the three month period ended September 30, 2011.

Other Income (Expenses). The Company had a gain on foreign exchange during the three month period ended September 30, 2012 of $3,350 compared to a loss of $19,418 for the three month period ended September 30, 2011. The Company incurred interest expenses of $48,390 during the three month period ended September 30, 2012, as compared to $75,778 in interest expense during the comparable period in 2011. The decrease in interest expense was due primarily to the conversion of the subordinated convertible debt agreements into shares of the Company’s Common Stock in December 2011. Amortization of debt discount of $80,846 was recorded for the three month period ended September 30, 2011 and no debt discount was amortized for the three month period ended September 30, 2012, because the company had amortized the complete amount in debt discount as per December 31, 2011. The Company amortized $10,780 of deferred financing costs for the three month period ended September 30, 2012, while it recorded no amortization in deferred financing costs during the comparable period in 2011.

Net Loss. The Company incurred a net loss of $367,121 during the three month period ended September 30, 2012, as compared with a net loss of $463,080 for the three month period ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 and 2011

Net Sales. The Company had $32,050 in sales during the nine months ended September 30, 2012, compared to no sales for the comparable period in 2011. Such net sales primarily consisted of the sales of active ingredients for certain medicines to countries outside Europe. The Company had no sales of its current finished product yet as it was awaiting for the approval from several EU authorities on additional variations, on the Company’s current product. The Company had to submit these additional variations in order to allow the Company to start the sales and marketing in additional EU countries.

Cost of sales
The Cost of Sales for the products sold during the nine month period ended September 30, 2012, amounted to $29,756, while the Company had no such cost during the comparable period in 2011.

Selling, General, and Administrative expenses. The Company incurred $881,669 in Selling, general, and administrative expenses during the nine month period ended September 30, 2012 as compared to $1,850,021 in Selling, general, and administrative expenses for the comparable period in 2011. The decrease in selling, general and administrative expenses was mainly due to a decrease in financial consulting services for the bond issuances. During the nine month period ended September 30, 2011, the Company issued 5,000,000 shares of Common Stock at $0.17 per share for such services and expensed $850,000 as such.

Depreciation and Amortization. The Company incurred $2,474 in depreciation and amortization during the nine months ended September 30, 2012, compared to $2,705 in depreciation and amortization during the nine months ended September 30, 2011.

Research and Development. The Company incurred $79,293 in Research and Development expenses during the nine months ended September 30, 2012, as compared to $63,317 in Research and Development expenses during the nine months ended September 30, 2011.

Net Operating Loss. As a result of the Company’s selling, general, and administrative expenses, the Company incurred a net operating loss of $961,142 for the nine month period ended September 30, 2012, as compared with $1,916,043 for the nine month period ended September 30, 2011.

Other Income (Expenses). The Company had an income on foreign exchange during the nine month period ended September 30, 2012 of $9,552 compared to an income of $43,106 for the nine month period ended September 30, 2011. The Company incurred interest expenses of $148,360 during the nine month period ended September 30, 2012, as compared to $197,458 in interest expense during the comparable period in 2011. The decrease in interest expense was due primarily to the conversion of the subordinated convertible debt agreements into shares of the Company’s Common Stock in December 2011. During the period ended September 30, 2012, the Company issued an additional $64,275 (€50,000) in interest bearing bonds. Amortization of debt discount of $301,576 was recorded for the nine month period ended September 30, 2011 and no debt discount was amortized for the nine month period ended September 30, 2012, because the company had amortized the complete amount in debt discount as per December 31, 2011. The Company amortized $32,764 of deferred financing costs for the nine month period ended September 30, 2012, while it recorded no amortization in deferred financing costs during the comparable period in 2011.

Net Loss. The Company incurred a net loss of $1,132,714 during the nine month period ended September 30, 2012, as compared with a net loss of $2,371,971 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company had a negative working capital of $214,226.

At September 30, 2012, the Company successfully registered its first generic product in seven EU countries and continued developing its business of the distribution and sale of generic drugs. The Company also started the registration process of this product in 7 additional EU countries. The Company had no revenues in generic products during the nine months ended September 30, 2012 and had no revenues in generic products during the comparable period in 2011.

As of September 30, 2012, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of September 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of September 30, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of September 30, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s outstanding shares at September 30, 2012 differ from the transfer agent by 15,578,826 shares. The shares are in connection with an April 2009 Release and Settlement Agreement.  In accordance with the agreement, certain shareholders (known as the “California Shareholders) who are party to the agreement were to return 15,578,826 shares to the transfer agent and the Company was to reissue 13,178,826 shares to another company controlled by a principal shareholder of the Company.  The original 15,578,826 shares were included in a block of shares aggregating 19,740,000 which are part of a law suit involving the California shareholders.  In March 2011, the California shareholders obtained a court order whereby they regained possession of the shares which were to be returned to the Company.  The Company, assuming the 15,578,826 shares would be returned, issued the 13,178,826 shares under the terms of the Release and Settlement Agreement.  As of the filing of this report, the California shareholders have not returned the shares and the Company is vigorously pursuing every available course of action to have the shares returned to the transfer agent and be cancelled.

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

As shown in the accompanying financial statements and notes, the Company has incurred a net loss of $1,132,714 for the nine months ended September 30, 2012 and has an accumulated deficit of $76,570,330 at September 30, 2012.  The Company is reliant upon its officers and directors for capital and intends to raise capital through equity markets to fund future operations and to generate revenue through its business operations. Failure to raise adequate capital and to generate adequate sales revenues could result in the Company being unable to effectuate its business plan.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that such revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flow from operations. These matters have raised substantial doubt about the Company's ability to continue as a going concern.

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

Dated: November 16, 2012	Genmed Holding Corp.

By: /s/ Randy Hibma
Randy Hibma, Chief Financial Officer