Form 10-K
period 2012-12-31
Genmed Holding Corp
filed 2013-04-16
CIK 1061688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 294,875,387 shares outstanding as of April 16, 2013

DOCUMENTS INCORPORATED BY REFERENCE
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

Risk Factors

Financial position of the Company, working capital deficit; report of independent registered public accounting firm. During the fiscal year 2012, the Company successfully filed several variations to its current product in 7 EU member states. Filing of these variations were necessary in order for the Company to expand its current registrations to 7 additional EU member states. During fourth quarter of 2012, after the approval of the variations, the Company has started two registration processes to expand its current registration for Paracetamol, to 7 additional EU member states, among them are Spain, Czech Republic, Poland, Slovakia and the Baltic States. The Company is facing delays in both registration processes, but expects to have one of these processes to be completed during the second quarter of 2013. Due to the fact that the Company was obliged to file for the variations with the appropriate authorities and the delay in the registration processes, the Company was not able to generate revenues, through the sales of Paracetamol, during the fiscal year ended December 31, 2012.

The Company, which is to be considered as a startup Company in this business, is currently developing its business of the sale and distribution of generic drugs and strives to start generating revenues through the sales of generic drugs in 2013. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent registered public accounting firm's report on the Company’s financial statements for the year ended December 31, 2012, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2012, the Company had no submission of matters to a vote of security holders.

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	$0.52	$0.12
Second Quarter	$0.18	$0.06
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.05	$0.02

FISCAL YEAR ENDED DECEMBER 31, 2012

First Quarter	$0.04	$0.02
Second Quarter	$0.025	$0.012
Third Quarter	$0.02	$0.007
Fourth Quarter	$0.02	$0.002

FISCAL YEAR ENDING DECEMBER 31, 2013

First Quarter	$0.02	$0.00

As of April 16, 2013, there were 294,875,387 shares of common stock of the Company issued and outstanding. The closing price for the Company's Common Stock on April 16, 2013, was $0.01 per share.

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from  interest. The amounts outstanding at December 31, 2012 and December 31, 2011 aggregate $39,657 and $38,850, respectively.

On December 31, 2012, the Company has received a loan in the amount of EUR 40,000 ($52,876) from an individual related to the Company to fund required operating expenses. This loan is unsecured, interest free and due on demand.

Notes (Bonds)

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €866,000 ($1,147,500) in bonds. During the year ended December 31,2011 and 2012, the Company issued an additional  €1,072,000 (approximately $1,496,391) and €65,000 (approximately $85,986) in bonds, respectively. In connection with the financing, the Company paid approximately a total of $105,864 in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During 2012, $26,337 of these fees had been amortized resulting in a balance of $62,253 as of December 31, 2012. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. Holders of approximately $1,989,950 of bonds may convert the bonds into 12,450,282 shares of common stock.

In July of 2012, the Company granted a request from a Bond Holder to buy back his bond. The Company paid the full amount of the bond, €20,000 (approximately $26,400), less administration fees.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues. During the fiscal year ended December 31, 2012, the Company had minimal sales compared to no sales during the fiscal year ended December 31, 2011. This is because the Company had to submit additional variations to its current product registration and sales licenses in order to be allowed to start with marketing of its product. Currently the Company is expanding its current product registration to 7 additional EU countries and awaiting the grant of the Marketing Authorization for these countries from the local Authorities.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $1,108,512 during the fiscal year ended December 31, 2012 compared to $2,197,461 during the fiscal year ended December 31, 2011. Such decrease was due primarily to the fact that it has temporarily ceased the issuances of interest bearing bonds and as such incurred less in consulting expenses. During the year ended December 2011, the Company paid $850,000 dollars of such consulting expenses through the issuance of new shares of the Company’s Common Stock, while it did not have such expenses for the year ended December 31, 2012

Depreciation and Amortization. The Company incurred $3,359 in depreciation and amortization during the fiscal year ended December 31, 2012, compared to $3,576 in depreciation and amortization during the fiscal year ended December 31, 2011.

Research and Development. The Company incurred $108,680 in research and development expenses during the fiscal year ended December 31, 2012, compared to $92,671 in such expenses during the fiscal year ended December 31, 2011. Such increase is due to the effect that the Company, since it was granted multiple Marketing Authorizations for its product, is obligated to hire a Contract Safety Surveillance Organization that monitors the ever-changing landscape of regulatory requirements, compliance and patient safety.

Operating Losses. As a result, the Company incurred a net operating loss of $1,219,672 during the fiscal year ended December 31, 2012 compared to a net operating loss of $2,293,708 during the fiscal year ended December 31, 2011.

Other Income (Expenses). The Company incurred, an income on foreign exchange of $14,353, incurred interest expenses of ($198,029), amortized deferred financing costs $(26,337) in the aggregate amount of ($210,013) during the fiscal year ended 2012, compared to an income on foreign exchange of $27,481, interest expenses of ($264,268), amortized debt discount $(2,419,306),  amortized deferred financing costs $(18,181) and a loss on derivative $(473,981) in the aggregate amount of ($3,148,155) during the fiscal year ended December 31, 2011.

       Net Loss.  The Company incurred a net loss of $1,429,685 during the fiscal year ended December 31, 2012, compared to a net loss of $5,441,863 during its fiscal year ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012, we had a negative working capital of $530,091.

Cash Flows

Net cash used in operating activities was ($993,116) for the year ended December 31, 2012 and ($1,223,327) for the year ended December 31, 2011.

Net cash provided by financing activities was $110,250 and $1,284,358 for the year ended December 31, 2012 and 2011, respectively. The net cash provided by financing activities for the year ended December 31, 2011 consisted primarily of proceeds from the issuance of bonds payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genmed Holding Corp.
Zoetermeer, The Netherlands

We have audited the accompanying consolidated balance sheets of Genmed Holding Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements of Genmed Holding Corp. and its subsidiary present fairly, in all material respects, their consolidated financial position as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred a series of net losses resulting in negative cash flow from operations during the year ended December 31, 2012. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas

April 16, 2013

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$14,386	$904,489
VAT receivable	8,734	8,082
Deferred financing costs, Net	28,653	28,653
Prepaid Expenses	17,350	29,171
Total Current Assets	69,123	970,395

EQUIPMENT, net accumulated depreciation of $15,627 and $11,926 at December 31, 2012 and December 31, 2011, respectively	2,258	4,715
Deferred financing costs, net	33,600	62,253
Total Assets	$104,981	$1,037,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$184,817	$89,297
Accrued salaries	10,481	5,224
Accrued expenses	307,734	7,770
Accrued expenses - related parties	3,649	3,575
Loans payable to related parties	92,533	38,850
Total Current Liabilities	599,214	144,716

LONG TERM LIABILITIES
Bonds payable, net of discount of $0 and $179,337 at December 31, 2012 and December 31, 2011, respectively	2,607,275	2,508,865
Total Long Term Liabilities	2,607,275	2,508,865

Total Liabilities	3,206,489	2,653,581

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Class A Convertible Preferred Stock, par value $0.001; authorized
500,000,000 shares; there were no shares issued and outstanding at
December 31, 2012 and December 31, 2011, respectively.	-	-
Common stock, par value $0.001; authorized 500,000,000 shares;
issued and outstanding- 294,875,387 shares at
December 31, 2012 and December 31, 2011, respectively	294,874	294,874
Additional paid-in capital	73,425,940	73,425,940
Accumulated deficit	(76,867,306)	(75,437,616)
Accumulated other comprehensive income (loss)	44,984	100,584
Total Stockholders' Equity (Deficit)	(3,101,508)	(1,616,218)

Total Liabilities and Stockholders' Equity (Deficit)	$104,981	$1,037,363

See accompanying notes to consolidated financial statements

F 3

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2012	2011

NET SALES	$879	$-

COST AND EXPENSES:
Selling, general and administrative	1,108,512	2,197,461
Depreciation and amortization	3,359	3,576
Research & development	108,680	92,671
Total Costs and Expenses	1,220,551	2,293,708

NET OPERATING LOSS	(1,219,672)	(2,293,708)

OTHER INCOME (EXPENSE)
Income (loss) on foreign exchange	14,353	27,481
Interest expense	(198,029)	(264,168)
Amortization - debt discount	-	(2,419,306)
Amortization - deferred financing costs	(26,337)	(18,181)
Loss on derivative	-	(473,981)
Total Other Income (Expense)	(210,018)	(3,148,155)

NET LOSS	(1,429,690)	(5,441,863)

COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income (loss)
Foreign currency translation adjustments	(55,600)	72,486

Comprehensive loss	(1,485,290)	(5,369,377)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	294,875,387	169,108,859

See accompanying notes to consolidated financial statements

F 4

GENMED HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,429,690)	$(5,441,863)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,359	3,576
Amortization of deferred financing costs	26,337	18,181
Loss on settlement of accounts payable	-	207,421
Loss on derivative liability	-	473,981
Amortization of debt discount - bonds	-	1,353,108
Amortization of debt discount - convertible debt	-	1,066,198
Stock-based compensation	-	870,040
Changes in operating assets and liabilities:
VAT receivable	(652)	23,807
Amount due from related party	-	298,170
Prepaid expenses	11,821	(3,255)
Accounts payable	95,520	(85,811)
Accrued salaries	10,481	-
Accrued expenses	9,726	4,456
Accrued expenses - related parties	280,395	(11,336)
Net Cash Used in Operating Activities	(992,703)	(1,223,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bond	85,986	1,471,767
Payments on bonds	(26,400)	-
Payments of financing fees	(2,212)	(109,087)
Advances from notes payable to related parties	52,876	-
Payments on loans payable to related parties	-	(78,322)
Net Cash Provided by Financing Activities	110,250	1,284,358

EFFECT OF CHANGE IN EXCHANGE RATE	(7,650)	(25,313)

INCREASE (DECREASE) IN CASH	(890,103)	35,718

CASH, BEGINNING OF PERIOD	904,489	868,770
CASH, END OF PERIOD	$14,386	$904,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$198,029	$289,957
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible debentures into common stock	$-	$1,103,690
Conversion of accrued interest into common stock	$-	$38,000
Settlement of derivative liabilities through conversion of related notes payable	$-	$1,827,089
Common stock issued for settlement of accrued consulting fees	$-	$207,420

See accompanying notes to consolidated financial statements

F 5

GENMED HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

							Accumulated
	Class A Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2010	-	-	164,977,533	164,976	69,302,178	(69,995,753)	28,098	(500,501)

Issuance of Common Stock for promotional services at $0.12 per share			167,000	167	19,873			20,040
Issuance of Common Stock for consultancy services at $0.17 per share			5,000,000	5,000	845,000			850,000
Issuance of Common Stock for conversion of accrued interest payable
due on subordinated convertible debentures at $0.02 per share			1,900,000	1,900	36,100			38,000
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			1,768,928	1,769	68,988			70,757
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.04 per share			991,121	991	38,654			39,645
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.01 per share			13,732,787	13,733	123,595			137,328
Issuance of Common Stock for conversion of subordinated convertible
debenture at $0.01 per share			85,595,977	85,596	770,364			855,960
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			2,633,040	2,633	50,028			52,661
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			13,234,666	13,235	251,458			264,693
Issuance of Common Stock for conversion of accrued Consulting
Fees at $0.02 per share			4,874,335	4,874	92,613			97,487
Settlement of derivative liabilities through conversion of related notes payable					1,827,089			1,827,089
Components of comprehensive loss:
Foreign currency translation							72,486	72,486
Net loss for the year ended December 31, 2011						(5,441,863)		(5,441,863)
Total comprehensive loss								(5,369,377)
Balance, December 31, 2011	-	$-	294,875,387	$294,874	$73,425,940	$(75,437,616)	$100,584	$(1,616,218)

Foreign currency transactions							(55,600)	(55,600)
Net loss for the year ended December 31,2012						(1,429,690)		(1,429,690)

Balance, December 31, 2012	-	$-	294,875,387	$294,874	$73,425,940	$(76,867,306)	$44,984	$(3,101,508)

See accompanying notes to consolidated financial statements.

F 6

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $76,867,301, since inception, and had losses from continuing operations of $1,429,685 and $5,441,863 in 2012 and 2011. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency.  Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2012 and 2011 at the period end exchange rate of €1.00 to US$ 1.32190 and €1.00 to US$ 1.29500. Statement of Operations amounts for the year ended December 31, 2012 and 2011 were translated using the average rates during the periods of €1.00 to US$ 1.28580 and €1.00 to US$ 1.39120. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive loss, a separate component of stockholders' equity.

Cash Equivalents
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2012 or 2011.

F 7

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share
Basic earnings per share (“EPS”) is computed  by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  Diluted EPS is the same as Basic EPS for the years ended December 31, 2012 and 2011 because the effect of common stock equivalents was anti-dilutive.

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

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  This typically occurs upon delivery of the generic drugs to the customer.  The Company intends to provide countries within the EU and some countries outside the EU with generic drugs at considerable lower prices than other suppliers. For this purpose we make agreements with manufacturers within Europe who produce drugs that meet EU and FDA standards. The Company expects to conduct its business with a low overhead, lower than that of the other companies in this market. This is possible because the Company will execute its affairs as much as possible as an agency in order to keep its costs low. The main activity of the agency is to provide the registration requirements and quality control. The Company’s buyers will take care of the logistics, storage and marketing. The Company will take a fee for the registration ownership of the drugs and a commission on the delivered goods.

Research and Development Costs
All research and development costs are expensed as incurred.

Equipment and Depreciation
Equipment is stated at cost less accumulated depreciation and is depreciated on the straight-line method over the estimated use life, which is five years. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over the estimated useful life of the equipment. Depreciation and amortization expense for the years ended December 31, 2012 and 2011, amounted to $3,359 and $3,576, respectively.

F 8

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments.

Income and Other Taxes
Genmed B.V., a Dutch corporation and a subsidiary of the Company is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

NOTE C – CONSULTING AGREEMENTS

On April 17, 2008, the Company entered into a Consulting Agreement with Total Invest International B.V. (“Total Invest”), a company organized in The Netherlands. Pursuant to such Consulting Agreement, Total Invest will consult with the Company on finding, analyzing, structuring and negotiating sales and marketing agreements, alliances and other desirable projects with regard to the Company’s sales of its generic pharmaceutical products. The Consulting agreement commenced on April 17, 2008 and will terminate no earlier than April 17, 2011. Total Look will receive an initial payment of $40,000 upon execution of the Consulting Agreement, $20,000 per month for the length of the Consulting Agreement, and two and one-half percent (2.5%) of the total revenues from all sales and other revenues actually received by the Company, until such time as Total Look has received a total of $3,000,000, as compensation for its consulting services.  For the years ended December 31, 2012 and 2011, the Company recognized $240,000 in consulting expense, under this consulting agreement of which $121,233 was accrued as of December 31, 2012.

On March 3, 2010, the Company entered into a Management Services Agreement with E.R. Bouwens Beheermaatschappij B.V. (“ERB”), a company organized in The Netherlands and owned by the Company’s CEO. Pursuant to such Management Services Agreement, ERB will act as CEO of the Company and will manage and control the conduct of the business of the Company in accordance with the resolutions passed by and the instructions of the shareholders of the Company and the articles of association of the Company and the laws of the United States and The Netherlands. The Consulting agreement commenced on January 1, 2010 and is indefinite. ERB received an initial payment of $100,000 upon execution of the Management Services Agreement as part of the services rendered from April 17, 2008 to December 31, 2009, and will receive $20,000 per month for the length of the Management Services Agreement. For the year ended December 31, 2012 the Company recognized $240,000 in management services expense, under this consulting agreement of which $121,233 was accrued as of December 31, 2012.

F 9

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE C – CONSULTING AGREEMENTS (Continued)

On March 3, 2010, the Company entered into a Management Services Agreement with R. Hibma (“RHI”), the Company’s CFO. Pursuant to such Management Services Agreement, RHI will continue to act as CFO of the Company. The agreement commenced on January 1, 2010 and is indefinite. RHI will receive €6,500 per month for the length of the Management Services Agreement. In June 2011 the Company and RHI agreed to decrease the fee to €5,000 per month. For the year ended December 31, 2012 the Company recognized €60,000 (approx. $ 77,150) in management services expense, under this consulting agreement of which $19,351 was accrued as of December 31, 2012.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

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
DECEMBER 31, 2012 AND 2011

NOTE D - NOTES PAYABLE TO RELATED PARTIES (Continued)

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from interest. The amounts outstanding at December 31, 2012 and December 31, 2011 aggregate $39,657 and $38,850, respectively.

On December 31, 2012, the Company has received a loan in the amount of EUR 40,000 ($52,876) from an individual related to the Company to fund required operating expenses. This loan is unsecured, interest free and due on demand.

NOTE E - BONDS PAYABLE

During the third and fourth quarters of 2010, as part of the implementation of its business plan, the Company issued approximately €866,000 ($1,147,500) in bonds. During the year ended December 31,2011 and 2012, the Company issued an additional  €1,072,000 (approximately $1,496,391) and €65,000 (approximately $85,986) in bonds, respectively. In connection with the financing, the Company paid approximately a total of $105,864 in financing fees.  These fees were deferred and will be amortized over the term of the related notes. During 2012, $26,337 of these fees had been amortized resulting in a balance of $62,253 as of December 31, 2012. The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds. Buyback requests will be handled in order of entries.

During the first and second quarter of 2011, the Company has also entered into addendum agreements with some of the bondholders for a conversion feature, whereby the bondholder has the right to convert the bond, or a portion of it, during the term of the bond into shares of the Company’s common stock at prices ranging between $0.13 and $0.50 per share. Holders of approximately $1,989,950 of bonds may convert the bonds into 12,450,282 shares of common stock.

In July of 2012, the Company granted a request from a Bond Holder to buy back his bond. The Company paid the full amount of the bond, €20,000 (approximately $26,400), less administration fees.

F 11

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE E - BONDS PAYABLE (continued)

Discounts were recorded on these bonds for the fair value of the related conversion options.  See Note F for details.  Amortization of the discounts amounted to $0 and $1,353,108 for the year ended December 31, 2012 and 2011, respectively.

At December 31, 2012, future minimum principal payments over the next five years and in the aggregate are as follows:

Year Ending	Amount
December 31, 2013	$-
December 31, 2014	1,024,960
December 31, 2015	1,496,391
December 31, 2016	85,924
December 31, 2017	-
Total	$2,607,275

NOTE F – DERIVATIVE LIABILITIES

As mentioned in Note E, the Company had convertible notes outstanding during 2011 that were convertible into common shares at the lower of $0.02 or 50% of the lowest bid price on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. Additionally, because there is no explicit limit to the number of shares to be delivered upon settlement of these instruments, the Company cannot determine if it has sufficient authorized shares to settle all other share-settle able instruments (such as the convertible notes described in Note F).  As a result, all share-settle able instruments that were outstanding during the period that the notes described in Note E were outstanding must also be classified as liabilities.  During 2011, these notes were convereted into common stock and accordingly the related derivative liabilities were settled.  The following table summarizes the Company’s derivative liabilities during the year ended December 31, 2011:

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

F 12

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE G - INCOME TAXES

The loss before income taxes consists of the following:

	For the Years Ended
	December 31,
	2012	2011

United States	$(705,691)	$(4,576,953)
Foreign	(723,994)	(864,910)
Totals	(1,429,685)	(5,441,863)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate tax rate as follows:
	For the Years Ended
	December 31,
	2012	2011

United States Statutory Corporate Income Tax Rate	(34.0%)	(34.0%)
Permanent Differences	0.0%	0.0%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of Allowable credits	0.0%	0.0%
Income Tax	0.0%	0.0%

The components of deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	For the Years Ended
	December 31,
	2012	2011
Deferred Tax Assets (Liabilities) - Long Term

Net Operating losses	$1,246,010	$3,088,000
Medical Registration Rights	3,964,000	3,964,000
Other non-cash permanent differences	1,350,000	1,350,000
Valuation Allowance	(5,210,010)	(8,402,000)
Net Deferred Tax Asset	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance decreased by approximately $3,191,990 and increased $1,816,000 in the years ended December 31, 2012 and 2011.

As of December 31, 2012, there are approximately $9,081,000 in US net operating loss carryforwards expiring through 2030. Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions, the utilization of net operating loss carryforwards are limited.

F 13

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE H - STOCKHOLDERS’ EQUITY

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

NOTE I – AMOUNT DUE FROM RELATED PARTY

At December 31, 2010, the Company had an amount due from a related party of $298,170 (€225,000). The amount was transferred to a deposit account of a company which is owned by the Company’s CEO. The amount due is non-interest bearing and was received in full in April 2011.

NOTE J - EMPLOYMENT CONTRACT

On September 1, 2011, the Company entered into an employment contract with a Sales Manager. The agreement is indefinite and calls for an annual salary of $84,000 per year, a lease car and a bonus of 1.25% of revenues generated by the manager.

F 14

GENMED HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE K – COMMITMENTS AND CONTINGENCIES

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $855,960 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $875,225 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $875,225. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2012, no requests for advances have been made by the Company.

On December 9, 2010, the Company entered into a Securities Purchase Agreement with the holder of the $132,914 note whereby the note holder may enter into another Secured Convertible Debenture with the Company for the aggregate principal amount of $135,903 whereby the Company and the holder will agree on the amount of the initial advance, based upon a budget proposed by the Company. Thereafter, the Company is entitled to make a monthly request which shall not exceed $50,000 unless approved by the Holder. The aggregate amount of all advances shall not exceed $135,903. The debenture bears interest based on the outstanding principal amount outstanding from time to time at the rate of 10% per annum and is subordinated to all bonds that have been issued and will be issued by the Company for the term of such bonds. As of December 31, 2012, no requests for advances have been made by the Company.

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

Based upon the historical index percentages, future minimum rentals under the operating lease over the next five years are as follows:

	Amount	Amount
December 31, 2013	€20,861	$26,823
December 31, 2014	€21,382	$27,493
December 31, 2015	€21,917	$28,181
December 31, 2016	€22,465	$28,885
December 31, 2017	€23,027	$29,609

NOTE L – SUBSEQUENT EVENTS

In 2013, the Company entered into bond agreements for an additional €30,000 (approximately $38,500). The bonds have a term of 48 months and, depending on the participated amount, bear an annual interest rate of 7.4% or 7,8%. The Bonds are recallable, after 10, 22 or 34 months, with a notice of two months and with a penalty of 10% of the value of the bond, up to a yearly maximum of 5% of the total funds received through the issuances of such bonds.

F 15

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2012, there were no independent directors and no independent audit committee.

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

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Erwin R. Bouwens	50	4/2008	Chief Executive Officer, Chairman of the Board of Directors

Randy Hibma	41	1/2004	Chief Financial Officer, Director

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

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Erwin R. Bouwens	2012	$240,000	$0	$0	$0	$240,000
Chief Executive Officer	2011	$240,000	$0	$0	$0	$240,000
			0	0

Randy Hibma	2012	$77,150	$0	$0	$0	$94,500
Chief Financial Officer	2011	$94,500	$0	$0	$0	$99,430
			0	0

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
Common Stock	Erwin R. Bouwens Rontgenlaan 37, 2719 DX Zoetermeer, The Netherlands	165,715,581	(1)(2)	56.2%

Common Stock	Randy Hibma Rontgenlaan 37, 2719 DX Zoetermeer, The Netherlands	7,182,146		2.44%

Common Stock	Officers and Directors as a group (two persons)	172,896,727		58.64%

(1)           Mr. Bouwens’ share ownership consists of 86,206,155 shares of common stock held by E.R. Bouwens Beheermaatschappij B.V., 6,480,000 shares of common stock held by Medical Network Holding B.V. (Mr. Bouwens is owner and controlling officer of both entities), and 73,029,426 shares of common stock held by Total Invest International B.V..

(2)           Mr. Bouwens has a contractual right of first refusal to purchase 9,120,000 shares of common stock of Mr. J.E. de Metz and 9,120,000 shares of common stock of Mr. W. Blijleven. If Mr. Bouwens were to acquire all 18,240,000 shares of common stock, assuming the same number of outstanding shares, his ownership would then consist of 183,955,581 shares of common stock of the Company, or 62.38% of the common stock of the Company.

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

The Company has received other loans from individuals related to the Company at various times for working capital and to fund required operating expenses. These advances are unsecured and are free from interest. The amounts outstanding at December 31, 2012 and December 31, 2011 aggregate $39,657 and $38,850, respectively.

On December 31, 2012, the Company has received a loan in the amount of EUR 40,000 ($52,876) from an individual related to the Company to fund required operating expenses. This loan is unsecured and is free from interest.

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

FIRM	FISCAL YEAR 2012	FISCAL YEAR 2011

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$5,400	$69,400

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

FIRM	FISCAL YEAR 2012	FISCAL YEAR 2011

Malone Bailey, LLP

(i), (ii) Audit Related Fees	$23,000	$20,000

(iii) Tax Fees	$0	$0

(iv) All Other Fees	$0	$0

TOTAL FEES

FIRM	FISCAL YEAR 2011	FISCAL YEAR 2010

Meyler & Company, LLC	$5,400	$69,400

Malone Bailey, LLP	$23,000	$20,000

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

GENMED HOLDING CORP.

Dated: April 16, 2013	/s/Erwin R. Bouwens
Erwin R. Bouwens
Chief Executive Officer and
Chairman of the Board

Dated: April 16, 2013	/s/ Randy Hibma
Randy Hibma
Chief Financial Officer